Form 10-K
period 1993-12-31
BURLINGTON NORTHERN INC/DE/
filed 1994-02-14
CIK 351979

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)
     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        COMMISSION FILE NUMBER 1-8159

                           BURLINGTON NORTHERN INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                     41-1400580
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation or organization)

     3800 CONTINENTAL PLAZA, 777 MAIN ST.
              FORT WORTH, TEXAS                                 76102-5384
   (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code (817) 333-2000

         Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
- ---------------------------------------------  ---------------------------------------------
Common Stock, Without Par Value                New York, Chicago and Pacific Stock Exchanges
6 1/4% Cumulative Convertible Preferred
  Stock,
  Series A, No Par Value                       New York, Chicago and Pacific Stock Exchanges
Preferred Stock Purchase Rights                New York, Chicago and Pacific Stock Exchanges
9% Debentures due 2016                         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES  X   NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.       / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on January 31, 1994 was approximately $5,702,932,001.

     As of January 31, 1994, registrant had outstanding 88,890,276 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Burlington Northern Inc.'s definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

           ITEM                                                                             PAGE
           ----                                                                             ----
Part I       1.   Business................................................................    1
             2.   Properties..............................................................    1
             3.   Legal Proceedings.......................................................    7
             4.   Submission of Matters to a Vote of Security Holders.....................    8
                  Executive Officers of the Registrant and Principal Subsidiary...........    8
Part II      5.   Market for Registrant's Common Equity and Related Stockholder Matters...   12
             6.   Selected Financial Data.................................................   12
             7.   Management's Discussion and Analysis of Financial Condition and Results    13
                    of Operations.........................................................
             8.   Financial Statements and Supplementary Data.............................   24
             9.   Changes in and Disagreements With Accountants on Accounting and            47
                    Financial Disclosure..................................................
Part III    10.   Directors and Executive Officers of the Registrant......................   47
            11.   Executive Compensation..................................................   47
            12.   Security Ownership of Certain Beneficial Owners and Management..........   47
            13.   Certain Relationships and Related Transactions..........................   47
Part IV     14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........   48

                                     PART I

ITEM 1. BUSINESS

     and

ITEM 2. PROPERTIES

     Burlington Northern Inc. (BNI) was incorporated in Delaware in 1981 as part of a holding company reorganization. BNI and its majority-owned subsidiaries (collectively BN) are primarily engaged in the rail transportation business. The principal subsidiary is Burlington Northern Railroad Company (Railroad). BN Leasing Corporation, a wholly owned subsidiary of BNI, was formed during 1989 to acquire railroad rolling stock and other equipment necessary for the transportation and other business affairs of BN.

  Railroad transportation

     Railroad operates the largest railroad system in the United States based on miles of road and second main track, with approximately 24,500 total miles at December 31, 1993. The principal cities served include Chicago, Minneapolis-St. Paul, Fargo-Moorhead, Billings, Spokane, Seattle, Portland, St. Louis, Kansas City, Des Moines, Omaha, Lincoln, Cheyenne, Denver, Fort Worth, Dallas, Houston, Galveston, Tulsa, Wichita, Springfield (Missouri), Memphis, Birmingham, Mobile and Pensacola.

     During 1993, BN refined Railroad's customer oriented business units by creating smaller, more focused business units. The following table presents BN's revenue information by Railroad business unit, and includes reclassification of prior-year information to conform to current year presentation.

     Percent of revenues was calculated before consideration of shortline payments and other miscellaneous revenues. The principal contributors to rail transportation revenues were as follows (revenues and revenue ton miles in millions, carloadings in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                             1993            1992            1991
                                                           --------        --------        --------
    Coal:
      Revenues...........................................  $  1,532        $  1,520        $  1,554
      Percent of revenues................................        32%             32%             33%
      Revenue ton miles..................................   122,832         117,139         119,028
      Revenues per revenue ton mile......................      1.25cents       1.30cents       1.31cents
      Carloadings........................................     1,468           1,448           1,472
    Agricultural Commodities:
      Revenues...........................................  $    784        $    777        $    778
      Percent of revenues................................        16%             16%             17%
      Revenue ton miles..................................    35,451          36,831          38,123
      Revenues per revenue ton mile......................      2.21cents       2.11cents       2.04cents
      Carloadings........................................       423             454             450
    Intermodal:
      Revenues...........................................  $    730        $    711        $    687
      Percent of revenues................................        15%             15%             15%
      Revenue ton miles..................................    23,726          22,749          22,191
      Revenues per revenue ton mile......................      3.08cents       3.13cents       3.10cents
      Carloadings........................................     1,003           1,017           1,018
    Forest Products:
      Revenues...........................................  $    483        $    489        $    469
      Percent of revenues................................        10%             10%             10%
      Revenue ton miles..................................    19,724          20,030          18,747
      Revenues per revenue ton mile......................      2.45cents       2.44cents       2.50cents
      Carloadings........................................       280             283             278

                                                                    YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                             1993            1992            1991
                                                           --------        --------        --------
    Chemicals:
      Revenues...........................................  $    405        $    388        $    346
      Percent of revenues................................         8%              8%              7%
      Revenue ton miles..................................    14,625          14,142          12,952
      Revenues per revenue ton mile......................      2.77cents       2.74cents       2.67cents
      Carloadings........................................       262             244             218
    Consumer Products:
      Revenues...........................................  $    257        $    258        $    250
      Percent of revenues................................         5%              5%              5%
      Revenue ton miles..................................     9,052           9,098           8,879
      Revenues per revenue ton mile......................      2.84cents       2.84cents       2.82cents
      Carloadings........................................       145             146             141
    Minerals Processors:
      Revenues...........................................  $    195        $    180        $    184
      Percent of revenues................................         4%              4%              4%
      Revenue ton miles..................................     7,982           7,410           7,625
      Revenues per revenue ton mile......................      2.44cents       2.43cents       2.41cents
      Carloadings........................................       178             170             163
    Iron & Steel:
      Revenues...........................................  $    172        $    178        $    170
      Percent of revenues................................         4%              4%              4%
      Revenue ton miles..................................     8,178           8,086           7,615
      Revenues per revenue ton mile......................      2.10cents       2.20cents       2.23cents
      Carloadings........................................       225             244             238
    Vehicles & Machinery:
      Revenues...........................................  $    187        $    166        $    166
      Percent of revenues................................         4%              4%              3%
      Revenue ton miles..................................     2,416           2,165           2,209
      Revenues per revenue ton mile......................      7.74cents       7.67cents       7.51cents
      Carloadings........................................       123             101             102
    Aluminum, Non-Ferrous Metals & Ores:
      Revenues...........................................  $    103        $    108        $    103
      Percent of revenues................................         2%              2%              2%
      Revenue ton miles..................................     3,919           4,180           3,632
      Revenues per revenue ton mile......................      2.63cents       2.58cents       2.84cents
      Carloadings........................................        68              71              69

  Coal

     The transportation of coal is Railroad's largest source of revenues, accounting for approximately one-third of the total. Based on carloadings and tons hauled, Railroad is the largest transporter of Western low-sulfur coal in the United States. Over 90 percent of Railroad's coal traffic originated in the Powder River Basin of Montana and Wyoming during the three years ended December 31, 1993. These coal shipments were destined for coal-fired electric generating stations primarily in the North Central, South Central and Mountain regions of the United States with smaller quantities exported.

     Railroad also handles increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portion of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine and clean-burning. Since the Clean Air Act of 1990 requires power plants to reduce harmful emissions either by burning coal with a lower sulfur content or by installing expensive scrubbing units, opportunities for increased shipments of this low-sulfur coal still exist.

  Agricultural Commodities

     Based on carloadings and tons hauled, Railroad is the largest rail transporter of grain in North America. Railroad's system is strategically located to serve the Midwest and Great Plains grain producing regions where Railroad serves most major terminal, storage, feeding and food-processing locations. Additionally, Railroad has access to major export markets in the Pacific Northwest, western Great Lakes and Texas Gulf regions as well as direct entry to consuming markets in southern Mexico through its Protexa Burlington International affiliate.

  Intermodal

     Intermodal transportation moves traffic on specially designed flatcars or doublestack equipment which competes with motor carriers. Railroad's intermodal transportation system integrates the movement of approximately 46 daily trains operating between 30 rail hubs and 28 satellite rail hubs (Railroad-operated marshalling points for trailer/container movements). These operations are strategically located across Railroad's rail network and also serve major distribution centers outside BN's system. Strategic alliances have been formed to enhance Railroad's market access both with other railroads and with major truck transportation providers.

  Forest Products

     The Forest Products business unit is primarily comprised of lumber, plywood, pulpmill feedstock, wood pulp and paper products. These products primarily come from the Pacific Northwest, upper Midwest and Southeast areas of the United States.

  Chemicals

     The Chemicals business unit is comprised of fertilizer, petroleum and chemical commodities as well as Railroad's environmental logistics business. Primary origin markets for Railroad include the Gulf Coast, the Pacific Northwest, and various Canadian ports of entry. Environmental logistics is an area of significant opportunity as municipalities exhaust their traditional disposal sources and must increasingly transport their waste longer distances.

  Consumer Products

     Products included in Railroad's Consumer Products business unit represent a wide variety of commodities. Some of the major products in this group are food products, beverages, frozen foods, canned foods, appliances and electronics. Because this business unit handles a wide variety of consumer goods, the business unit performance typically mirrors the country's economy.

  Minerals Processors

     Commodities in this group include clays, cements, sands and other minerals and aggregates. This group services both the oil and construction industries.

  Iron & Steel

     The Iron & Steel business unit handles virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are the business unit's primary input products, while finished steel products range from structural beams and coil to wire and nails.

  Vehicles & Machinery

     The Vehicles & Machinery business unit is responsible for both domestic and international vehicle manufacturers as well as an assortment of primary and secondary markets for heavy machinery. Through the development and implementation of Autostack technology (using containers to move motor vehicles), Railroad is redefining transit time and ride quality. Heavy machinery includes primary markets for aircraft, construction, farm and railroad equipment and secondary markets for used equipment. The business unit is also responsible for military and other miscellaneous traffic for the United States government.

  Aluminum, Non-Ferrous Metals & Ores

     The Aluminum, Non-Ferrous Metals & Ores business unit handles alumina and aluminum products, petroleum coke and a variety of other metals and ores such as zinc, copper and lead.

  Operating factors

     Certain significant operating statistics were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                            1993           1992           1991           1990           1989*
                                           -------        -------        -------        -------        -------
Carloadings (in thousands)...............    4,175          4,178          4,149          4,335          4,215
Freight revenues per carload.............   $1,099         $1,080         $1,071         $1,052         $1,063
Revenue ton miles (in millions)..........  237,339        232,799        232,441        234,291        232,527
Revenues per revenue ton mile............     1.98cents      1.99cents      1.96cents      1.99cents      1.98cents
Revenue tons per carload.................       83             82             82             79             75
Revenue tons per train...................    3,315          3,193          3,188          3,141          3,032
Freight train miles (in millions)........       72             73             73             75             77
Average length of haul (miles)...........      778            764            770            766            783
Gross ton miles, excluding locomotives
  (in millions)..........................  409,808        400,917        402,527        409,991        395,878
Operating ratio (excluding the 1991
  special charge)........................       86%            87%            90%            87%            86%
Operating expense per gross ton mile
  (excluding the 1991 special charge)....      .99cents      1.01cents      1.02cents       .99cents      1.00cents
Gallons of fuel used (in millions).......      588            560            562            593            591
Average fuel price per gallon............     61.5cents      62.2cents      65.5cents      69.5cents      55.5cents
Gross ton miles per gallon of fuel
  used...................................      697            716            716            691            670
Revenue ton miles per employee
  (in thousands).........................    7,781          7,461          7,317          7,120          7,060
Revenues per employee (in thousands).....     $154           $148           $144           $142           $140

- ---------------

* Beginning in 1990, BN reduced revenues and mileage for the effects of shortline railroads, which complete hauls for BN. In prior years, payments to shortline railroads were classified in operating expenses.

  Properties

     In 1993, approximately 96 percent of the total ton miles, both revenue and non-revenue generating, carried by Railroad were handled on its main lines. At December 31, 1993, approximately 18,828 miles of Railroad's track consisted of 112-lb. per yard or heavier rail, including approximately 10,461 track miles of 132-lb. per yard or heavier rail. Additions and replacements to properties were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                  1993      1992      1991      1990      1989
                                                 ------    ------    ------    ------    ------
    Track miles of rail additions and
      replacements:
      New......................................     387       461       380       301       326
      Used.....................................     356       299       281       299       208
    Track miles surfaced or reballasted........   7,854     7,610     7,710     7,119     6,974
    Ties inserted (in thousands):
      Wood.....................................   1,914     1,684     1,515     1,331     1,342
      Concrete.................................     195       500       527       691       651

  Equipment

     BN owned or leased, under both capital and operating leases, with an initial lease term in excess of one year, the following units of railroad rolling stock at December 31, 1993:

                                                                          NUMBER OF UNITS
                                                                   -----------------------------
                                                                    OWNED     LEASED      TOTAL
                                                                   -------    -------    -------
Locomotives:
  Freight........................................................      753      1,162      1,915
  Passenger......................................................       --          2          2
  Multi-purpose..................................................      159         50        209
  Switching......................................................      176         18        194
                                                                   -------    -------    -------
     Total locomotives...........................................    1,088      1,232      2,320
                                                                   -------    -------    -------
                                                                   -------    -------    -------
Freight Cars:
  Box-general purpose............................................      947      2,642      3,589
  Box-specially equipped.........................................    4,587        689      5,276
  Gondola........................................................    6,067        757      6,824
  Hopper-open top................................................    8,240        714      8,954
  Hopper-covered.................................................   17,528     11,640     29,168
  Refrigerator...................................................    3,347          9      3,356
  Flat...........................................................    3,407        367      3,774
  Caboose........................................................      498         --        498
  Other..........................................................      559         --        559
                                                                   -------    -------    -------
     Total freight cars..........................................   45,180     16,818     61,998
                                                                   -------    -------    -------
                                                                   -------    -------    -------
Commuter passenger cars..........................................       --        141        141
                                                                   -------    -------    -------
                                                                   -------    -------    -------

     In addition to the owned and leased locomotives identified above, BN operates 199 freight locomotives under power purchase agreements.

     The average age of locomotives and freight cars was 14.5 years and 18.6 years, respectively, at December 31, 1993, compared with 13.5 years and 18.4 years, respectively, at December 31, 1992.

     The average percentage of BN's locomotives and freight cars awaiting repairs during 1993 was 7.4 and 3.3, respectively, compared with 7.4 and 4.1, respectively, in 1992. The average time between locomotive failures was 67.9 days in 1993 compared with 71 days in 1992.

     During 1993, BN entered into an agreement to acquire 350 new-technology alternating current traction motor locomotives. BN anticipates reduced locomotive operating costs as well as an increase in both horsepower and traction, meaning fewer locomotives will be needed for many freight operations. BN accepted delivery of one locomotive during 1993 and anticipates delivery of between approximately 60 and 100 each year from 1994 through 1997.

  Employees

     BN employed an average of 30,502 employees in 1993 compared with 31,204 in 1992 and 31,760 in 1991. BN's payroll and employee benefits costs, including capitalized labor costs, were approximately $1.9 billion for each of the years ended December 31, 1993, 1992 and 1991. Almost 90 percent of BN's employees are covered by collective bargaining agreements with 14 different labor organizations.

     In October 1991, Railroad entered into an agreement (Crew Consist Agreement No. 1) with the United Transportation Union (UTU) covering the southern portion of Railroad's system. Crew Consist Agreement No. 1 provided for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer.

     Under the terms of Crew Consist Agreement No. 1, Railroad offered the opportunity for voluntary separation from employment in return for severance payments of up to $60,000 per employee. Remaining conductors or brakemen who, as a result of Crew Consist Agreement No. 1, were unable to hold a position in active service, due to relative seniority, were placed on a reserve board. Employees in reserve status received compensation at a rate equal to either 75 percent of their previous 12-month earnings, or 75 percent of the basic five-day yard helper rate of pay, whichever is greater, and are required to be available for return to active service on 15 days' notice. Each UTU member on the southern portion of Railroad's system received a lump-sum payment of $1,000 upon ratification of Crew Consist Agreement No. 1.

     In May 1993, Railroad entered into an agreement (Crew Consist Agreement No.
2) with the UTU covering approximately 3,400 UTU members in the northern portion of Railroad's system. Crew Consist Agreement No. 2 provides for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer. It is similar to Crew Consist Agreement No. 1, covering the southern portion of Railroad's system. Each UTU member on the northern portion of Railroad's system received a one-time lump-sum payment of $5,000, pursuant to Crew Consist Agreement No. 2.

     Under the terms of Crew Consist Agreement No. 2, Railroad offered the opportunity for voluntary separation from employment in return for severance payments of up to $80,000 per employee. Conductors and brakemen who choose not to accept the voluntary separation offer can elect volunteer surplus status pursuant to which they will receive $60,000 to be paid out over a period of 18 to 48 months, as each selects. If such employee has not been recalled to active service by the time such payments cease upon expiration of the selected period, such employee will remain in volunteer surplus status, without further compensation or benefits, until recalled to active service. Employees in volunteer surplus status may be called back to service only after the individuals in reserve status, within their own subdivided seniority district, have been recalled. Remaining conductors and brakemen who, as a result of Crew Consist Agreement No. 2, are not needed in train service, and who do not elect one of the above severance options, will be placed on a reserve board.

     Employees in reserve status will receive compensation equal to either 75 percent of their previous 12-month earnings, or 75 percent of the basic five-day yard helper rate of pay, whichever is greater, and are required to be available for return to active service on 15 days' notice.

     In October 1993, the UTU elected to adopt Crew Consist Agreement No. 2 for those southern portion UTU members who were previously covered by Crew Consist Agreement No. 1. Crew Consist Agreement No. 2 was implemented on the southern portion of the Railroad's system during the fourth quarter of 1993. Upon implementation, each of the approximately 3,300 UTU members on the southern portion of Railroad's system received a one-time lump-sum payment of $4,000, which was the incremental difference between the

$1,000 lump-sum payment received following ratification of Crew Consist Agreement No. 1 and the amount received by UTU members following adoption of Crew Consist Agreement No. 2.

     Railroad will continue to remove excess positions from train service through the implementation of Crew Consist Agreement No. 2. Approximately 1,350 excess positions have been removed as a result of employees accepting severance or voluntary surplus payments. Other excess positions have been eliminated and personnel formerly in those positions have been assigned to reserve boards, absorbed through additional train starts and/or utilized in quality and safety initiatives. Based upon its experience under Crew Consist Agreement No. 1, Railroad anticipates that the number of employees on reserve status will decline over time.

     In July 1993, the American Train Dispatchers Association ratified an April agreement which will facilitate the consolidation of all dispatching functions into a centralized train dispatching office in Fort Worth, Texas by the end of 1995.

  Competition

     The general environment in which BN operates remains highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges exert pressure on various price and service combinations. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to impact the market for non-bulk, time sensitive freight. The potential expansion of long combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BN and other railroads continue to develop and implement technologically supported operating efficiencies to improve productivity.

     As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BN's primary rail competitors in the western region of the United States consist of Atchison, Topeka & Santa Fe Railway Company; Chicago & Northwestern Transportation Company (C&NW); Southern Pacific Transportation Company; and Union Pacific Railroad Company (UP). Coal, one of BN's primary commodities, has experienced significant pressure on rates due to competition from the joint effort of C&NW/UP and BN's efforts to penetrate into new markets. In addition to the railroads discussed above, numerous regional railroads and motor carriers operate in parts of the same territory served by BN.

  Environmental

     BN's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. In order to comply with such regulation and to be consistent with BN's corporate environmental policy, BN's operating procedures include practices to protect the environment. Amounts expended relating to such practices are inextricably contained in the normal day-to-day costs of BN's business operations.

ITEM 3. LEGAL PROCEEDINGS

  Wheat and barley transportation rates

     In September 1980 a class action lawsuit was filed against Railroad in United States District Court for the District of Montana (District Court) challenging the reasonableness of Railroad's export wheat and barley rates. The class consists of Montana grain producers and elevators. The plaintiffs sought a finding that Railroad's single car export wheat and barley rates for shipments moving from Montana to the Pacific Northwest were unreasonably high and requested damages in the amount of $64 million. In March 1981 the District Court referred the rate reasonableness issue to the Interstate Commerce Commission
(ICC). Subsequently, the State of Montana filed a complaint at the ICC challenging Railroad's multiple car rates for Montana wheat and barley movements occurring after October 1, 1980.

     The ICC issued a series of decisions in this case from 1988 to 1991. Under these decisions, the ICC applied a revenue to variable cost test to the rates and determined that Railroad owed $9,685,918 in reparations plus interest. In its last decision, dated November 26, 1991, the ICC found Railroad's total reparations exposure to be $16,559,012 through July 1, 1991. The ICC also found that Railroad's current rates were below a reasonable maximum and vacated its earlier rate prescription order.

     Railroad appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) those portions of the ICC's decisions concerning the post-October 1, 1980 rate levels. Railroad's primary contention on appeal was that the ICC erred in using the revenue to variable cost rate standard to judge the rates instead of Constrained Market Pricing/Stand Alone Cost principles. The limited portions of decisions that cover pre-October 1, 1980 rates were appealed to the Montana District Court.

     On March 24, 1992, the Montana District Court dismissed plaintiffs' case as to all aspects other than those relating to pre-October 1, 1980 rates. On February 9, 1993, the D.C. Circuit served its decision regarding the appeal of the several ICC decisions in this case. The Court held that the ICC did not adequately justify its use of the revenue to variable cost standard as Railroad had argued and remanded the case to the ICC for further administrative proceedings.

     On July 22, 1993, the ICC served an order in response to the D.C. Circuits' February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost standards in assessing the reasonableness of BN wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. The parties are now engaged in discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1993, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT AND PRINCIPAL SUBSIDIARY

     The following information concerning executive officers is as of February 14, 1994:

GERALD GRINSTEIN, 61
     Chairman and Chief Executive Officer
     Burlington Northern Inc.
     July 1991 to Present
     Director
     October 1985 to Present
     Chairman and Chief Executive Officer
     Burlington Northern Railroad Company
     July 1991 to Present

     Chairman, President and Chief Executive Officer, October 1990 to July 1991, Burlington Northern Inc.; Chairman, President and Chief Executive Officer, February 1990 to July 1991, Burlington Northern Railroad Company; President and Chief Executive Officer, January 1989 to October 1990, Burlington Northern Inc.; Chief Operating Officer, February 1989 to February 1990, Burlington Northern Railroad Company. Mr. Grinstein is a Director of Delta Air Lines, Inc., Browning Ferris Industries, Inc., Seafirst Corporation and Sunstrand Corporation.

WILLIAM E. GREENWOOD, 55
     Chief Operating Officer
     Burlington Northern Railroad Company
     February 1990 to Present

     Executive Vice President, Marketing and Sales, January 1987 to January 1990, Burlington Northern Railroad Company.

DAVID C. ANDERSON, 52
     Executive Vice President, Chief Financial Officer and Chief Accounting Officer
     Burlington Northern Inc.
     October 1991 to Present
     Executive Vice President, Chief Financial Officer
     Burlington Northern Railroad Company
     October 1991 to Present

     Senior Vice President and Chief Financial Officer, July 1983 to September 1991, Federal Express Corporation. Mr. Anderson is a Director of Concord EFS, Inc.

JOHN Q. ANDERSON, 42
     Executive Vice President, Marketing and Sales
     Burlington Northern Railroad Company
     February 1990 to Present

     Principal, January 1982 to January 1990, McKinsey & Company, Inc.

DOUGLAS J. BABB, 41
     Vice President and General Counsel
     Burlington Northern Railroad Company
     December 1986 to Present

EDMUND W. BURKE, 45
     Executive Vice President, Law and Secretary
     Burlington Northern Inc.
     August 1989 to Present
     Executive Vice President, Law and Government Affairs
     Burlington Northern Railroad Company
     February 1990 to Present

     Executive Vice President, Law and Government Affairs and Secretary, September 1989 to February 1990, Burlington Northern Railroad Company; Senior Vice President, Law and Secretary, January 1989 to July 1989, Burlington Northern Inc.; Senior Vice President, Law and Government Affairs and Secretary, December 1986 to August 1989, Burlington Northern Railroad Company.

MARK S. CANE, 38
     Vice President, Intermodal
     Burlington Northern Railroad Company
     September 1992 to Present

     Vice President, Equipment Management, March 1991 to September 1992; Vice President, Service Design, December 1989 to March 1991; Assistant Vice President, Marketing Resources, May 1988 to December 1989, Burlington Northern Railroad Company.

JOHN T. CHAIN, JR., 59
     Executive Vice President, Safety and Corporate Support
     Burlington Northern Railroad Company
     March 1993 to Present

     Executive Vice President, Operations, February 1991 to February 1993, Burlington Northern Railroad Company. Commander in Chief of the Strategic Air Command, June 1986 to January 1991. Mr. Chain is a Director of Kemper Corporation, Northrop Corporation and R.J.R. Nabisco.

JAMES B. DAGNON, 54
     Executive Vice President, Employee Relations
     Burlington Northern Inc.
     January 1992 to Present
     Executive Vice President, Employee Relations
     Burlington Northern Railroad Company
     January 1992 to Present

     Senior Vice President, Human Resources, August 1991 to January 1992; Senior Vice President, Labor Relations, June 1987 to August 1991, Burlington Northern Railroad Company.

WILLIAM W. FRANCIS, 53
     Executive Vice President, Network Management
     Burlington Northern Railroad Company
     February 1993 to Present

     Senior Vice President, Network Management, July 1990 to January 1993; Vice President, Northern Region, October 1988 to July 1990, Burlington Northern Railroad Company.

DAVID L. HULL, 46
     Vice President, Revenue Management
     Burlington Northern Railroad Company
     April 1992 to Present

     Vice President, Financial Planning, December 1989 to April 1992; Vice President, Revenue and Cost Accounting, March 1988 to September 1989, Burlington Northern Railroad Company.

FRANCIS T. KELLY, 46
     Securities and Finance Counsel
     Burlington Northern Railroad Company
     November 1989 to Present

     SEC Counsel, December 1988 to November 1989, Burlington Northern Railroad Company.

RICHARD L. LEWIS, 53
     Senior Vice President, Corporate Development
     Burlington Northern Railroad Company
     February 1993 to Present

     Vice President, Strategic Planning, February 1991 to January 1993; Vice President, Freight Equipment and Strategic Planning, January 1989 to January 1991; Vice President, Strategic Planning, May 1988 to January 1989, Burlington Northern Railroad Company.

ROBERT F. MCKENNEY, 40
     Senior Vice President and Treasurer
     Burlington Northern Inc.
     October 1991 to Present
     Senior Vice President and Treasurer
     Burlington Northern Railroad Company
     October 1991 to Present

     Senior Vice President, Treasurer, Acting Chief Financial Officer and Acting Chief Accounting Officer, April 1991 to October 1991, Burlington Northern Inc.; Senior Vice President, Treasurer and Acting Chief Financial Officer, April 1991 to October 1991, Burlington Northern Railroad Company; Vice President and Treasurer, October 1989 to April 1991, Burlington Northern Inc. and Burlington Northern Railroad Company; Vice President, September 1985 to September 1989, D'Accord Incorporated and D'Accord Financial Services, Inc.

RICHARD A. RUSSACK, 55
     Vice President, Communications
     Burlington Northern Railroad Company
     October 1991 to Present

     Managing Director, October 1989 to September 1991, Ogilvy, Adams & Rinehart, Inc.; Executive Vice President, September 1985 to September 1989, Gavin Anderson & Co., Inc.

DON S. SNYDER, 45
     Vice President, Controller and Chief Accounting Officer
     Burlington Northern Railroad Company
     April 1990 to Present

     Vice President, Controller, December 1987 to March 1990, Burlington Northern Railroad Company.

PHILIP F. WEAVER, 53
     Vice President, Agricultural Commodities
     Burlington Northern Railroad Company
     July 1990 to Present

     Acting Assistant Vice President, Marketing Resources, December 1989 to July 1990; Assistant Vice President Agricultural Products, August 1987 to July 1990, Burlington Northern Railroad Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     BNI's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. At January 31, 1994, the number of common stockholders of record was 28,131. Information on quarterly dividends and common stock prices is shown on page 46.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data shown below should be read in conjunction with the consolidated financial statements and related notes.

                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                     1993      1992      1991      1990      1989
                                                    ------    ------    ------    ------    ------
                                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
For the year:
  Revenues(1).....................................  $4,699    $4,630    $4,559    $4,674    $4,606
  Special charge(2)...............................      --        --      (708)       --        --
  Operating income (loss).........................     661       597      (239)      595       657
  Income (loss) before extraordinary items and
     cumulative effect of changes in accounting
     methods......................................  $  296    $  299    $ (306)   $  222    $  243
  Extraordinary items, net of tax(3)..............      --        --       (14)       14        --
  Cumulative effect of changes in accounting
     methods, net of tax(4).......................      --       (21)       --        --        --
                                                    ------    ------    ------    ------    ------
       Net income (loss)(5).......................  $  296    $  278    $ (320)   $  236    $  243
                                                    ------    ------    ------    ------    ------
                                                    ------    ------    ------    ------    ------
  Earnings (loss) available for common
     stockholders.................................  $  274    $  275    $ (321)   $  235    $  242
  Earnings (loss) per common share:
     Before extraordinary items and cumulative
       effect of changes in accounting methods....  $ 3.06    $ 3.35    $(3.96)   $ 2.89    $ 3.19
     Extraordinary items(3).......................      --        --      (.18)      .18        --
     Cumulative effect of changes in accounting
       methods(4).................................      --      (.24)       --        --        --
                                                    ------    ------    ------    ------    ------
          Earnings (loss) per common share(5).....  $ 3.06    $ 3.11    $(4.14)   $ 3.07    $ 3.19
                                                    ------    ------    ------    ------    ------
                                                    ------    ------    ------    ------    ------
  Number of shares used in computation of earnings
     (loss) per common share (in thousands)(6)....  89,672    88,617    77,462    76,624    75,829
  Dividends declared per common share.............  $ 1.20    $ 1.20    $ 1.20    $ 1.20    $ 1.20
At year end:
  Total assets(7).................................  $7,045    $6,563    $6,324    $6,061    $6,144
  Long-term debt, including current portion and
     commercial paper.............................   1,737     1,567     1,982     2,133     2,333
  Redeemable preferred stock......................      --         9        11        12        14
  Stockholders' equity............................   1,919     1,728     1,202     1,241     1,080
Other:
  Operating ratio(8)..............................      86%       87%       90%       87%       86%
  Total debt to total capital, excluding
     redeemable preferred stock...................      48%       48%       62%       63%       68%
  Return on average stockholders' equity(9).......      16%       22%       10%       19%       25%

(1) Beginning in 1990, shortline expenses were reported as a reduction of revenues. Prior to 1990, these expenses had been included in purchased services expense. The reclassification had no effect on net income. Previously issued consolidated financial statements were not restated to reflect the reclassification.

(2) The 1991 pre-tax special charge relates to: (i) restructuring costs for reducing surplus crew positions and a management separation pay program,
    (ii) increases in estimated personal injury costs and (iii) increases in estimated environmental clean-up costs.

(3) During 1991, BN extinguished debt through an early redemption resulting in an extraordinary loss, net of income taxes, of $14 million, or $.18 per common share. During 1990, BN extinguished debt through note exchange agreements and the purchase of certain debentures. The net income for the year ended December 31, 1990 includes a resulting extraordinary gain, net of income taxes, of $14 million, or $.18 per common share.

(4) Results for 1992 reflect the cumulative effect of the change in accounting method for revenue recognition, and the cumulative effect of the implementation of the accounting standard for postretirement benefits (Statement of Financial Accounting Standards (SFAS) No. 106). The cumulative effect of the change in accounting method for revenue recognition decreased 1992 net income by $11 million, or $.13 per common share. The cumulative effect of the change in accounting method for postretirement benefits decreased 1992 net income by $10 million, or $.11 per common share, and had no immediate effect on cash flows.

(5) Results for 1993 include the effects of the Omnibus Budget Reconciliation Act of 1993 (the Act) which was signed into law on August 10, 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $29 million, or $.32 per common share, through the date of enactment.

(6) Beginning in November 1991, shares used in computation of earnings (loss) per common share reflect a November 1991 public offering of 10,350,000 shares.

(7) During 1993, BN adopted SFAS No. 109, "Accounting for Income Taxes." The effect of the adoption was to increase the current portion of the deferred income tax asset with a corresponding increase in the noncurrent deferred income tax liability of $26 million at January 1, 1993. Certain 1992 balance sheet data was reclassified to conform to the 1993 presentation. These reclassifications had no effect on previously reported net income, stockholders' equity or cash flows.

(8) The 1991 operating ratio excludes the special charge discussed in note (2) above.

(9) Net income used to calculate return on average stockholders' equity excludes, in the year of occurrence, the special charge, extraordinary items and the cumulative effect of accounting changes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis relates to the financial condition and results of operations of Burlington Northern Inc. (BNI) and its majority-owned subsidiaries (collectively BN). The principal subsidiary is Burlington Northern Railroad Company (Railroad).

CAPITAL RESOURCES AND LIQUIDITY

  Cash from operations and other resources

     Cash generated from operations is BN's principal source of liquidity and is primarily used for dividends and capital expenditures. Operating activities provided cash of $578 million in 1993, compared with $680 million in 1992 and $368 million in 1991. The decrease in cash from operations in 1993 compared with 1992 was primarily attributable to an $81 million increase in labor-related payments, a decline in the level of accounts receivables sold and a one-time settlement agreement payment received in 1992. These items were partially offset by a decrease in interest paid during 1993. The increase in cash from operations in 1992 over 1991 was primarily due to increased profitability, a smaller decline in the level of accounts receivable sold and the one-time settlement agreement payment received in 1992. While operating cash flows for 1993 and 1991 were sufficient to fund dividends, such cash flows were not sufficient to completely fund capital expenditures. In 1992, operating cash flows were sufficient to fund both dividends and capital expenditures. Cash shortfalls as a result of these cash outlays are generally financed with debt. Sources available for such financing are discussed below.

     During the first quarter of 1993, BN entered into an agreement to acquire 350 new-technology alternating current traction motor locomotives. BN accepted delivery of one locomotive during 1993 and anticipates delivery of between approximately 60 and 100 each year from 1994 through 1997. Future cash from operations during this strategic investment period may not, at times, be sufficient to completely fund dividends as well as capital expenditures and strategic investments. Therefore, these requirements will likely be financed using a combination of sources including, but not limited to, cash from operations, operating leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

     During December 1993, BNI filed a registration statement with the Securities and Exchange Commission for the issuance, from time to time, of up to $500 million aggregate principal amount of debt securities. Net proceeds from the sale of the debt securities, if any are offered and sold, will be used to pay down debt or for other general corporate purposes.

     BNI acquired equipment which was financed in December 1993 through the issuance of $78 million of 6.32 percent notes due 1994 to 2012.

     In July 1993, BNI issued $150 million of 7 1/2 percent senior unsecured debentures due 2023 and used the proceeds for general corporate purposes, including working capital. These debentures were the final borrowing under the registration statement filed on September 24, 1991 covering the issuance, from time to time, of up to $500 million aggregate principal amount of debt securities.

     Railroad maintains an effective program for the issuance, from time to time, of commercial paper. These borrowings are supported by Railroad's bank credit agreement, thus outstanding commercial paper balances reduce available borrowings under this agreement. The bank credit agreement allows borrowings of up to $500 million on a short-term basis. The agreement is currently scheduled to expire in November 1994. At Railroad's option, borrowing rates are based on prime, certificate of deposit or London Interbank Offered rates. Annual facility fees are 0.25 percent. The maturity value of commercial paper outstanding at December 31, 1993 was $27 million, leaving a total of $473 million of the credit agreement available, while no commercial paper was outstanding at December 31, 1992.

     Railroad has an agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable with limited recourse. As of December 31, 1993, the agreement allowed for the sale of accounts receivable up to a maximum of $175 million. The agreement expires not later than December 1994. At December 31, 1993 and 1992, accounts receivable were net of $100 million and $189 million, respectively, representing receivables sold.

     In November 1992, BNI completed a public offering of 6,900,000 shares of 6 1/4 percent cumulative convertible preferred stock at $50 per share. Most of the $337 million net proceeds from the offering were placed in trust to fund the redemption of BNI's $300 million 9 5/8 percent notes due 1996. Under the terms of the indenture, the 9 5/8 percent notes were redeemable at par, commencing February 1, 1993. The notification for redemption of the 9 5/8 percent notes was issued to holders of the notes in December 1992 with a redemption date of February 1, 1993. The debt was considered to be extinguished as of December 31, 1992, because BNI had irrevocably placed assets in trust, prior to such date, to be used solely to satisfy scheduled payments of both the interest on and principal of the $300 million 9 5/8 percent notes. The difference between BNI's redemption price and the net carrying value resulted in an immaterial loss which was recorded in other income (expense), net in 1992.

     In July 1992, BNI issued $150 million of 7 percent senior unsecured notes due 2002. The proceeds were used to retire $100 million of 14 3/4 percent notes due August 15, 1992 and to reduce outstanding commercial paper balances. In February 1992, BNI issued $200 million of 8 3/4 percent senior unsecured debentures due 2022 and used the proceeds to reduce outstanding commercial paper balances. These debt instruments provided favorable long-term interest rates and matched long-term borrowing to the long-lived assets of BN's capital program.

     In November 1991, BNI completed a public offering of 10,350,000 shares of common stock. The transaction resulted in net proceeds of $359 million which were used primarily to retire $250 million of 11 5/8 percent subordinated debentures.

  Capital expenditures and resources

     A breakdown of capital expenditures is set forth in the following table (in millions):

                       YEAR ENDED DECEMBER 31,                          1993     1992     1991
- ----------------------------------------------------------------------------------------------
Road, roadway structures and real estate..............................  $459     $403     $317
Equipment.............................................................   217       84      192
                                                                        ----     ----     ----
  Total capital expenditures..........................................  $676     $487     $509
                                                                        ----     ----     ----
                                                                        ----     ----     ----

     Equipment expenditures for 1993 increased primarily as a result of acquiring freight cars through purchases rather than through operating leases and increased information system purchases. Capital roadway expenditures for 1993 increased compared with 1992 primarily due to spending related to the severe flooding in the Midwest. Spending for signal and communication projects and new strategic initiatives for transportation network management further contributed to this increase. The average age of locomotives and freight cars at year-end 1993 was 14.5 years and 18.6 years compared to 13.5 years and 18.4 years at year-end 1992.

     Capital roadway spending in 1992 reflects an increase in track programs in the Powder River Basin to support BN's coal unit train service, as well as additional signal and communication projects. Equipment expenditures were lower in 1992 primarily due to the 1991 purchase of 50 high horsepower locomotives at a cost of $76 million.

     BN projects capital spending for the next few years to be higher than in previous years partially as a result of certain strategic investments, with a projection for 1994 of approximately $650 million. As discussed in "Cash from operations and other resources," BN has a commitment to acquire 350 new-technology alternating current traction motor locomotives through 1997. Also, BN will continue its implementation of several strategic initiatives for transportation network management using information systems technology.

     In addition to capital expenditures, BN continues to utilize operating leases to fulfill certain equipment requirements. In 1994, BN anticipates financing approximately $200 million of equipment through operating leases. The method used to finance this equipment will depend upon current market conditions and other factors. During 1993, BN renewed leases primarily for intermodal doublestack cars and containers, and locomotives. In 1992, renewals were primarily for covered hoppers, locomotives and coal cars.

  Dividends

     Common stock dividends declared have remained constant at $1.20 per common share for 1993, 1992 and 1991. Dividends paid on common and preferred stock during these periods were $125 million, $106 million and $92 million, respectively. The increase in 1993 dividends was primarily attributable to the issuance of 6,900,000 shares of 6 1/4 percent cumulative convertible preferred stock in November 1992. The increase in 1992 was due in large part to the issuance of 10,350,000 shares of common stock in November 1991. BNI expects to continue its current policy of paying regular quarterly dividends on its common and preferred stock, however, dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors.

  Capital structure

     BN's ratio of total debt to total capital, excluding redeemable preferred stock, was 48 percent at the end of both 1993 and 1992 and 62 percent at the end of 1991. In 1992, the total debt to total capital ratio improved from 1991 because debt was reduced, the 6 1/4 percent cumulative convertible preferred stock was issued and net income exceeded dividend requirements.

RESULTS OF OPERATIONS

  Year ended December 31, 1993 compared with year ended December 31, 1992

     BN had net income of $296 million, or $3.06 per common share, on 89.7 million shares for 1993 compared with net income of $278 million, or $3.11 per common share, on 88.6 million shares for 1992.

Results for 1993 included the effects of severe flooding in the Midwest, most notably in the third quarter. The floods slowed and often halted operations, forced extensive detours, increased car, locomotive and crew costs and resulted in extensive rebuilding of damaged track and bridges. BN estimated that the third quarter flooding reduced revenues during 1993 by $44 million and increased operating expenses by $35 million, for a combined reduction of $79 million or $.55 per common share. Net income for 1993 included the retroactive effects of the Omnibus Budget Reconciliation Act of 1993 (the Act), which was passed into law during August 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $29 million, or $.32 per common share, through the date of enactment. BN recognized a one-time, non-cash charge of $28 million to income tax expense to adjust deferred taxes as of the enactment date and a charge of $1 million to current income tax expense. Net income for 1992 included settlement payments received for the reimbursement of attorneys' fees and costs incurred by BN in connection with litigation filed by Energy Transportation Systems, Inc., and others, and reimbursement of a portion of the amount paid by BN in settlement of that action. The pre-tax amount recorded in other income (expense), net was approximately $47 million. Also during 1992, BN's net income included a $21 million, or $.24 per common share, cumulative effect of changes in accounting methods and a $17 million, or $.19 per common share, favorable tax settlement with the Internal Revenue Service (IRS).

Revenues

     During 1993, BN refined Railroad's customer oriented business units by creating smaller, more focused business units. The following table presents BN's revenue information by Railroad business unit, and includes reclassification of prior-year information to conform to current year presentation:

                                                                                        REVENUES PER
                                                                                        REVENUE TON
                                                   REVENUES       REVENUE TON MILES         MILE
                                                ---------------   ------------------    ------------
                                                 1993     1992      1993      1992      1993    1992
                                                ------   ------   --------   -------    ----    ----
                                                  (IN MILLIONS)        (IN MILLIONS)      (IN CENTS)
Coal..........................................  $1,532   $1,520    122,832   117,139    1.25    1.30
Agricultural Commodities......................     784      777     35,451    36,831    2.21    2.11
Intermodal....................................     730      711     23,726    22,749    3.08    3.13
Forest Products...............................     483      489     19,724    20,030    2.45    2.44
Chemicals.....................................     405      388     14,625    14,142    2.77    2.74
Consumer Products.............................     257      258      9,052     9,098    2.84    2.84
Minerals Processors...........................     195      180      7,982     7,410    2.44    2.43
Iron & Steel..................................     172      178      8,178     8,086    2.10    2.20
Vehicles & Machinery..........................     187      166      2,416     2,165    7.74    7.67
Aluminum, Non-Ferrous Metals & Ores...........     103      108      3,919     4,180    2.63    2.58
Shortlines and other..........................    (149)    (145)   (10,566)   (9,031)     --      --
                                                ------   ------   --------   -------
  Total.......................................  $4,699   $4,630    237,339   232,799    1.98    1.99
                                                ------   ------   --------   -------
                                                ------   ------   --------   -------

     Coal revenues improved $12 million compared with 1992, primarily as a result of increased traffic caused by a rise in the demand for electricity. Higher revenues resulting from volume increases were partially offset by lower yields arising from competitive pricing pressures in contract renegotiations, traffic mix and other factors. Additionally, BN estimated lost coal revenues of approximately $35 million for the third quarter of 1993 as a result of flood-related problems in July and August which interrupted service to several utilities.

     Agricultural Commodities revenues were $7 million higher than 1992 as stronger yields were partially offset by lower volumes. Improved yields resulted from a traffic mix with a greater portion of wheat traffic in 1993. Stronger export demand, for high-quality wheat grown in regions served by BN, contributed to a $74 million improvement in wheat revenues. Reduced crop quality and production problems, stemming from poor planting and growing conditions, resulted in lower corn volumes and produced a year-over-year decline in corn revenues of $45 million.

     Intermodal revenues were $19 million higher in 1993 compared with 1992. BN AMERICA (BNA) revenues in 1993 surpassed revenues in 1992 as a result of continued escalating demand for containerized transportation and an increased demand for intermodal service due generally to a shortage in truck capacity. As import traffic expanded and shifted from ports in California to ports served by BN in the Pacific Northwest, intermodal-international revenues increased. Domestic trailer revenues declined as trailer traffic continued to convert to containers, partially offsetting other Intermodal increases.

     Chemicals revenues for 1993 were $17 million greater than in 1992. Increased plastics shipments for existing customers led improvements in overall Chemicals revenues. Environmental logistics and fertilizer traffic in 1993 surpassed 1992 levels, also contributing to the higher revenues for Chemicals.

     Revenues for Minerals Processors increased $15 million compared with 1992. As drilling activity increased, export traffic for clays and aggregates expanded, contributing to greater revenues in 1993 than in 1992. Glass minerals and cement revenues exceeded 1992 levels. This increase was due to expanded sand traffic, which also benefited from increased drilling activity, and increased cement traffic, related to certain highway and airport construction projects.

     Vehicles & Machinery revenues were $21 million greater than in 1992. This improvement was due in part to growth in production and sales of light vehicles which increased domestic traffic volumes. A rise in demand for heavy machinery also contributed to greater revenues. Yields increased in 1993 primarily as a result of a decline in the average length of haul.

     Forest Products, Iron & Steel and Aluminum, Non-Ferrous Metals & Ores had lower revenues in 1993 compared with 1992. Current year Forest Products revenues were $6 million less than in 1992 because of reduced lumber traffic, resulting from a weak timber industry market, which was partially offset by increased particle and construction board traffic. Iron & Steel revenues declined $6 million compared with 1992, primarily due to lower taconite traffic caused by labor strikes at two large customers. Aluminum, Non-Ferrous Metals & Ores revenues decreased by $5 million as aluminum production declined. Revenues for Consumer Products were relatively flat compared with 1992.

Expenses

     Total operating expenses for 1993 were $4,038 million compared with $4,033 million for 1992. Despite the adverse effects of the Midwest flooding on operating expenses during the third quarter of 1993, BN's year-to-date operating ratio improved one percentage point, to 86 percent, compared with 87 percent for 1992.

     Overall compensation and benefits expenses for 1993 remained constant with 1992. Cost of living allowances (COLAs) for union employees were $24 million lower during 1993 compared with 1992 due to timing differences of vesting periods. Work force reductions and a decrease in railroad unemployment taxes lowered expenses in 1993. These savings were offset by increases in incentive compensation, wages and salaries, and higher costs for union health, welfare and life insurance benefits. Increased wages were partially caused by a scheduled three percent basic wage increase effective July 1993 and inefficiencies associated with the Midwest flooding during 1993.

     Fuel expenses were $14 million higher during 1993 compared with 1992, primarily due to weather-related reductions in fuel efficiency. Increased fuel consumption due to higher traffic volume was substantially offset by the decrease in the average price paid for diesel fuel, 61.5 cents per gallon in 1993 compared with 62.2 cents per gallon in 1992. Included in the 1993 average price per gallon is a 4.3 cents per gallon increase in the federal fuel tax effective October 1, 1993, as part of the Omnibus Budget Reconciliation Act of 1993. This increased tax added approximately $7 million to expense in the fourth quarter.

     Materials expenses for 1993 increased $5 million compared with 1992. The combination of flood-related problems and a larger fleet size increased materials costs for locomotive repairs. Also, safety and protective equipment expenditures were higher due to continued emphasis of BN's safety programs. Offsetting these increases were lower car materials expenses.

     Equipment rents expenses were $6 million higher in 1993 compared with 1992 due to increases in both car-hire expenses and locomotive rentals. A reduction in car-hire expenses during the first half of 1993, due to improved utilization of equipment, was more than offset by flood-related inefficiencies which increased car-hire expenses during the second half of 1993.

     Purchased services expenses for 1993 were $8 million higher than in 1992. Contributing to this increase were cost increases for intermodal logistics, training, moving and derailments. Lower trackage rights credits, which reduces purchased services expenses, were received from the Southern Pacific Transportation Company (SPTC) as the floods reduced SPTC volumes over BN track. These increases were partially offset by decreases in contracted locomotive repairs and consultant fees.

     Depreciation expense for 1993 was $14 million higher compared with 1992 primarily due to an increase in the asset base.

     The $42 million decrease in other operating expenses compared with 1992 was primarily due to a $35 million decline in costs associated with personal injury claims. BN has introduced a number of programs to improve worker safety and counter increasing personal injury costs. Reductions in bad debt expense and various other costs were partially offset by losses on property retired due to flood damages and increased moving expenses.

     Interest expense declined $41 million in 1993 compared with 1992. This decline was mainly due to a lower average long-term debt balance outstanding during 1993 and the refinancing of higher interest rate debt throughout 1992.

     Other income (expense), net was $36 million lower in 1993 than in 1992. The higher 1992 income was due to a first quarter net gain of $47 million for payments and reimbursements received for the settlement of prior litigation. This decline was partially offset by an increase in the net gain on property dispositions in 1993 compared with 1992.

     The effective tax rate was 43.2 percent for 1993 compared with 33.8 percent for 1992. This increase resulted primarily from the retroactive increase, effective January 1, 1993, in tax rates as part of the Omnibus Budget Reconciliation Act of 1993. Excluding the retroactive effect of the tax rate change on deferred tax balances at January 1, 1993, BN's effective tax rate was
38.2 percent for 1993. Additionally, a favorable tax settlement with the IRS reduced the 1992 effective tax rate by 3.8 percent.

  Year ended December 31, 1992 compared with year ended December 31, 1991

     BN had net income of $278 million, or $3.11 per common share, on 88.6 million shares for 1992 compared with a net loss of $320 million, or $4.14 per common share, on 77.5 million shares for 1991. Results for 1992 were reduced by $11 million, or $.13 per common share, net of tax, cumulative effect of an accounting change in revenue recognition method and $10 million, or $.11 per common share, net of tax, cumulative effect of an accounting change for postretirement benefits. Results for 1991 included an after-tax special charge of $442 million, or $5.79 per common share, related to railroad restructuring costs and increases in liabilities for casualty and environmental clean-up costs, and an extraordinary loss of $14 million, or $.18 per common share, net of tax benefits, as a result of early retirement of debt.

     The 1991 special charge included the following pre-tax components (in millions):

    RESTRUCTURING
    Surplus crew position reduction program.......................................  $185
    Separation pay program........................................................    40

    OTHER
    Increase in estimated personal injury costs...................................  $350
    Increase in estimated environmental clean-up costs............................   133

Revenues

     During 1993, BN refined Railroad's customer oriented business units by creating smaller, more focused business units. The following table presents BN's revenue information by Railroad business unit, and includes reclassification of prior-year information to conform to current year presentation:

                                                                                        REVENUES PER
                                                                                        REVENUE TON
                                                     REVENUES       REVENUE TON MILES       MILE
                                                  ---------------   -----------------   ------------
                                                   1992     1991     1992      1991     1992    1991
                                                  ------   ------   -------   -------   ----    ----
                                                    (IN MILLIONS)       (IN MILLIONS)     (IN CENTS)
Coal............................................  $1,520   $1,554   117,139   119,028   1.30    1.31
Agricultural Commodities........................     777      778    36,831    38,123   2.11    2.04
Intermodal......................................     711      687    22,749    22,191   3.13    3.10
Forest Products.................................     489      469    20,030    18,747   2.44    2.50
Chemicals.......................................     388      346    14,142    12,952   2.74    2.67
Consumer Products...............................     258      250     9,098     8,879   2.84    2.82
Minerals Processors.............................     180      184     7,410     7,625   2.43    2.41
Iron & Steel....................................     178      170     8,086     7,615   2.20    2.23
Vehicles & Machinery............................     166      166     2,165     2,209   7.67    7.51
Aluminum, Non-Ferrous Metals & Ores.............     108      103     4,180     3,632   2.58    2.84
Shortlines and other............................    (145)    (148)   (9,031)   (8,560)    --      --
                                                  ------   ------   -------   -------
  Total.........................................  $4,630   $4,559   232,799   232,441   1.99    1.96
                                                  ------   ------   -------   -------
                                                  ------   ------   -------   -------

     Coal revenues in 1992 were $34 million below 1991. The decrease included the effects of a two-day work stoppage during the second quarter. The effects of the work stoppage were not recovered later in 1992 because of continued weak demand. Mild weather during the first three quarters of 1992 decreased demand for coal and slowed traffic compared with the prior year. In addition, competitive pricing pressures in contract renegotiations and declining cost indices, on which many coal contract rates are based, also contributed to lower 1992 revenues.

     Revenues for Agricultural Commodities were $1 million less in 1992 than in 1991. The decrease was primarily due to weak export demand for corn in the latter three quarters of 1992 which contributed to a $36 million reduction compared with 1991. This decrease was substantially offset by a $34 million increase in wheat that resulted from strong export shipments during 1992.

     The $24 million increase in Intermodal revenues was driven by a $59 million increase in BNA traffic that was attributable to increased demand for containerized transportation. A portion of the increase in containerized transportation was due to a conversion from trailer transportation which decreased by $24 million compared with 1991.

     Forest Products revenues increased $20 million compared with 1991. The increase reflects an improvement in lumber revenues that resulted from good spring building conditions, favorable movements because of product pricing pressures and increased demand caused by Hurricane Andrew's destruction. Pulpmill feedstock revenues also increased because of higher demand for woodchips. These increases were slightly offset by a decreased demand for paper and paper products during 1992, partly due to excess supplies of newsprint.

     Revenues for Chemicals were $42 million greater in 1992 than in 1991. The increase was primarily due to increased plastics shipments from new contracts. Higher fertilizer and petroleum products revenues were also contributing factors. Fertilizer traffic improved due to a strong spring application season and increased shipments at the beginning of the year to replenish low inventory levels from the fall of 1991. Petroleum products benefited from a stronger economy in 1992 than in 1991.

     Revenues in 1992 for Consumer Products and Iron & Steel both improved by $8 million compared with 1991. The improvement for Consumer Products resulted from higher bulk food products revenues, due largely from an increased movement of sugar, and higher frozen foods revenues. Frozen foods revenues improved over the prior year due largely to increased french fry traffic resulting from favorable product prices. Iron & Steel revenues improved due to increased traffic because of two new pipe projects.

     Revenues for Minerals Processors, Vehicles & Machinery and Aluminum, Non-Ferrous Metals & Ores were relatively flat in 1992 compared with 1991. While Vehicles & Machinery revenues were flat overall, automotive revenues increased as higher traffic volume more than offset lower yields. Declining yields reflect the rates used in late 1991 and 1992 long-term contract renewals, which were influenced by competitive pricing pressures. This increase in automotive revenues was offset by declines in heavy machinery and government traffic revenues. The slight decrease in Minerals Processors revenues was attributable to a weaker demand for glass minerals and cement products related to the construction and automobile industries. Aluminum, Non-Ferrous Metals & Ores benefited from a stronger economy in 1992 than in 1991.

Expenses

     Total operating expenses for 1992 were $4,033 million compared with expenses of $4,090 million, excluding a $708 million special charge, in 1991. The operating ratio for 1992 was 87 percent compared with the 1991 ratio, excluding the special charge, of 90 percent. The improvement in operating expenses was primarily attributable to savings in compensation and benefits and fuel costs.

     Compensation and benefits expenses decreased by $47 million compared with 1991. During 1991, BN recorded a $77 million accrual for union employees' signing bonuses and for COLAs. The 1992 COLA accruals were $58 million. Current-year savings of $22 million were also noted in health, welfare and life insurance benefits due to union contract modifications. Smaller crew sizes and a full year of reduced pay rates for employees on reserve boards, which were established in the second half of 1991, also contributed to lower wages and salaries in 1992. These combined savings were somewhat offset by increases in mechanical, maintenance crew and other wages. Also, increasing use of the wage continuation program for injured employees, which was phased in during 1991, served to further offset the savings.

     Fuel expenses were $20 million lower than in 1991. In 1992, BN paid 62.2 cents per gallon compared with 65.5 cents in 1991. This lower average fuel price per gallon resulted in approximately $19 million of the overall savings. Reduced consumption also contributed slightly to the overall decrease.

     Materials expenses for 1992 were $12 million higher than in 1991. Materials costs were higher due to increased locomotive repairs during 1992. Increasing track repair cost and related work equipment repair cost also contributed to the overall increase.

     The $12 million decrease in equipment rents expenses compared with 1991 was largely due to a decline in locomotive related expenses. Locomotive cost savings resulted from a renegotiated purchased power agreement and the expiration, during 1992, of several locomotive leases which were not renewed. These cost savings were somewhat offset by an increase in car-hire expenses due to lower 1992 than 1991 recoveries for prior period car-hire overpayments, which offset car-hire expenses in the period recovered.

     Purchased services expenses increased $7 million in 1992 compared with 1991. The increases over 1991 were a result of higher expenses related to computer programming costs associated with the implementation of several strategic initiatives, the expansion of a BNA customer service center due to increased BNA traffic, payments for car repairs and intermodal logistics costs. These increases were somewhat offset by lower environmental clean-up expenses, decreased relocation costs, fewer locomotive overhauls and increased payments from SPTC for trackage rights.

     Depreciation expense for 1992 was $9 million lower than in 1991. The decrease was primarily attributable to reduced depreciation for rail subsequent to the current-year implementation of an Interstate Commerce Commission required service life study for rail. The effect of the study on rail depreciation was to reduce 1992 expense by $28 million. This decrease was partially offset by increased depreciation, due to a larger asset base.

     Other expenses for 1992 was $12 million greater than in 1991. Although reported injury claims decreased, personal injury expense, excluding wage continuation costs discussed in compensation and benefits, increased by approximately $18 million as settlement costs for claims settled increased, and hearing loss claims continued to develop. Bad debt accruals also contributed to this increase. Lower derailment expenses and a decline in moving expenses partially offset this increase.

     Interest expense decreased $40 million in 1992 compared with 1991. Lower market interest rates and reduced commercial paper balances were significant contributors to this decrease. The reduction of long-term debt and the refinancing of high interest rate debt, during 1992 and late 1991, added to the current-year savings. Also, 1991 interest expense included an interest accrual related to a rate litigation case.

     In 1992, BN recorded other income, net of expense, of $41 million versus other expense, net of income, of $25 million in 1991. The 1992 income is due primarily to a first quarter net gain of $47 million for payments and reimbursements received for the settlement of prior litigation. Loss on investment and loss on sale of receivables were also lower in 1992 than in 1991.

     The effective tax rate was 33.8 percent and 37.6 percent in 1992 and 1991, respectively. The lower 1992 rate was the result of a fourth quarter Appeals Division settlement of IRS audits for the years 1981 through 1985. The total tax benefit recorded in 1992 was $17 million which reduced the effective tax rate by
3.8 percent.

OTHER MATTERS

     In October 1991, Railroad entered into an agreement (Crew Consist Agreement No. 1) with the United Transportation Union (UTU) covering the southern portion of Railroad's system. Crew Consist Agreement No. 1 provided for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer.

     Under the terms of Crew Consist Agreement No. 1, Railroad offered the opportunity for voluntary separation from employment in return for severance payments of up to $60,000 per employee. Remaining conductors or brakemen who, as a result of Crew Consist Agreement No. 1, were unable to hold a position in active service, due to relative seniority, were placed on a reserve board. Employees in reserve status received compensation at a rate equal to either 75 percent of their previous 12-month earnings, or 75 percent of the basic five-day yard helper rate of pay, whichever is greater, and are required to be available for return to active service on 15 days' notice. Each UTU member on the southern portion of Railroad's system received a lump-sum payment of $1,000 upon ratification of Crew Consist Agreement No. 1.

     In May 1993, Railroad entered into an agreement (Crew Consist Agreement No.
2) with the UTU covering approximately 3,400 UTU members in the northern portion of Railroad's system. Crew Consist Agreement No. 2 provides for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer. It is similar to Crew Consist Agreement No. 1, covering the southern portion of Railroad's system. Each UTU member on the northern portion of Railroad's system received a one-time lump-sum payment of $5,000, pursuant to Crew Consist Agreement No. 2.

     Under the terms of Crew Consist Agreement No. 2, Railroad offered the opportunity for voluntary separation from employment in return for severance payments of up to $80,000 per employee. Conductors and brakemen who choose not to accept the voluntary separation offer can elect volunteer surplus status pursuant to which they will receive $60,000 to be paid out over a period of 18 to 48 months, as each selects. If such employee has not been recalled to active service by the time such payments cease upon expiration of the selected period, such employee will remain in volunteer surplus status, without further compensation or benefits, until recalled to active service. Employees in volunteer surplus status may be called back to service only after the individuals in reserve status, within their own subdivided seniority district, have been recalled. Remaining conductors and brakemen who, as a result of Crew Consist Agreement No. 2, are not needed in train service, and who do not elect one of the above severance options, will be placed on a reserve board.

     Employees in reserve status will receive compensation equal to either 75 percent of their previous 12-month earnings, or 75 percent of the basic five-day yard helper rate of pay, whichever is greater, and are required to be available for return to active service on 15 days' notice.

     In October 1993, the UTU elected to adopt Crew Consist Agreement No. 2 for those southern portion UTU members who were previously covered by Crew Consist Agreement No. 1. Crew Consist Agreement No. 2 was implemented on the southern portion of the Railroad's system during the fourth quarter of 1993. Upon implementation, each of the approximately 3,300 UTU members on the southern portion of Railroad's system received a one-time lump-sum payment of $4,000, which was the incremental difference between the $1,000 lump-sum payment received following ratification of Crew Consist Agreement No. 1 and the amount received by UTU members following adoption of Crew Consist Agreement No. 2.

     Railroad will continue to remove excess positions from train service through the implementation of Crew Consist Agreement No. 2. Approximately 1,350 excess positions have been removed as a result of employees accepting severance or voluntary surplus payments. Other excess positions have been eliminated and personnel formerly in those positions have been assigned to reserve boards, absorbed through additional train starts and/or utilized in quality and safety initiatives. Based upon its experience under Crew Consist Agreement No. 1, Railroad anticipates that the number of employees on reserve status will decline over time.

     In July 1993, the American Train Dispatchers Association ratified an April agreement which will facilitate the consolidation of all dispatching functions into a centralized train dispatching office in Fort Worth, Texas by the end of 1995.

     Since 1935, BN has participated in the national railroad retirement system which is separate from the national social security system. Under this system, an independent Railroad Retirement Board administers the determination and payment of benefits to all railroad workers. Both BN and its employees are subject to a tax on employee earnings which is above the normal social security rate assessed to those who are employed outside the railroad industry.

     Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of BN are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act (FELA). FELA's system of requiring finding of fault, coupled with unscheduled awards and reliance on the jury system, has resulted in significant increases in expense. The result has been a trend during the last several years of significant increases in BN's personal injury expense which reflects the combined effects of increasing medical expenses, legal judgments and settlements. To improve worker safety and counter increasing costs, BN has introduced a number of programs to reduce the number of personal injury claims and the dollar amount of claims settlements which helped reduce cost in 1993. If these efforts continue to be successful, future expenses could be further reduced. The total amount of personal injury expenses (including wage continuation payments) were $216 million, $253 million and $224 million in 1993, 1992 and 1991, respectively. BN is also working with others through the Association of American Railroads to seek changes in legislation to provide a more equitable program for injury compensation in the railroad industry.

     BN's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. In order to comply with such regulation and to be consistent with BN's corporate environmental policy, BN's operating procedures include practices to protect the environment. Amounts expended relating to such practices are inextricably contained in the normal day-to-day costs of BN's business operations.

     Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, BN is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. BN has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at a number of sites and, in many instances, is one of several PRPs. BN generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, BN can be held jointly and severally liable for all environmental costs associated with a site.

     Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BN's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BN conducts an ongoing environmental contingency analysis, which considers a combination of factors, including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and ability to pay for clean-up by other PRPs, and historical trend analysis.

     BN is involved in a number of administrative and judicial proceedings in which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. BN paid $27 million, $20 million and $21 million during 1993, 1992 and 1991, respectively, relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, BN expects to spend approximately $120 million in future years to remediate and restore these sites.

     Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. BN's best estimate of unasserted claims was approximately $5 million as of the end of 1993. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

     In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires employers to recognize benefits provided to former or inactive employees after employment but before retirement, if certain conditions are met. In the first quarter of 1994, BN will adopt SFAS No. 112. The principal effect of adopting this standard will be to establish liabilities for long-term and short-term disability plans. The effect upon earnings to adopt this standard is expected to be approximately $15 to $20 million. The initial effect of applying this standard will be reported as the effect of a change in accounting method and previously issued financial statements will not be restated.

     In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and is effective for fiscal years beginning after December 15, 1993. The initial effect of applying this standard is to be reported as the effect of a change in accounting method and previously issued financial statements may not be restated. No material effect on BN's financial condition or results of operations is anticipated from the adoption of SFAS No. 115.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
BURLINGTON NORTHERN INC. AND SUBSIDIARIES
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31,                                           1993       1992        1991
- -----------------------------------------------------------------------------------------------
Revenues.......................................................  $4,699     $ 4,630     $ 4,559
Costs and expenses:
  Compensation and benefits....................................   1,709       1,709       1,756
  Fuel.........................................................     362         348         368
  Materials....................................................     300         295         283
  Equipment rents..............................................     395         389         401
  Purchased services...........................................     457         449         442
  Depreciation.................................................     352         338         347
  Other........................................................     463         505         493
  Special charge...............................................      --          --         708
                                                                 ------     -------     -------
     Total costs and expenses..................................   4,038       4,033       4,798
                                                                 ------     -------     -------
Operating income (loss)........................................     661         597        (239)
Interest expense...............................................     145         186         226
Other income (expense), net....................................       5          41         (25)
                                                                 ------     -------     -------
Income (loss) before income taxes, extraordinary item and
  cumulative effect of changes in accounting methods...........     521         452        (490)
Income tax expense (benefit)...................................     225         153        (184)
                                                                 ------     -------     -------
Income (loss) before extraordinary item and cumulative effect
  of changes in accounting methods.............................     296         299        (306)
Extraordinary item, loss on extinguishment of debt, net of
  tax..........................................................      --          --         (14)
                                                                 ------     -------     -------
Income (loss) before cumulative effect of changes in accounting
  methods......................................................     296         299        (320)
Cumulative effect of changes in accounting methods, net of
  tax..........................................................      --         (21)         --
                                                                 ------     -------     -------
       Net income (loss).......................................  $  296     $   278     $  (320)
                                                                 ------     -------     -------
                                                                 ------     -------     -------
Earnings (loss) per common share:
  Income (loss) before extraordinary item and cumulative effect
     of changes in accounting methods..........................  $ 3.06     $  3.35     $ (3.96)
  Extraordinary item...........................................      --          --        (.18)
  Cumulative effect of changes in accounting methods...........      --        (.24)         --
                                                                 ------     -------     -------
       Earnings (loss) per common share........................  $ 3.06     $  3.11     $ (4.14)
                                                                 ------     -------     -------
                                                                 ------     -------     -------
  Number of shares used in computation of earnings (loss) per
     common share (in thousands)...............................  89,672      88,617      77,462

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
BURLINGTON NORTHERN INC. AND SUBSIDIARIES
(DOLLARS IN MILLIONS)

                                DECEMBER 31,                                   1993      1992
- ----------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents.................................................  $   17    $   57
  Accounts receivable, net..................................................     589       473
  Materials and supplies....................................................      91       106
  Current portion of deferred income taxes..................................     167       144
  Other current assets......................................................      27        23
                                                                              ------    ------
     Total current assets...................................................     891       803
Property and equipment, net.................................................   5,909     5,568
Other assets................................................................     245       192
                                                                              ------    ------
       Total assets.........................................................  $7,045    $6,563
                                                                              ------    ------
                                                                              ------    ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................  $  492    $  473
  Casualty and environmental reserves.......................................     286       249
  Compensation and benefits payable.........................................     271       321
  Taxes payable.............................................................     123       128
  Accrued interest..........................................................      44        41
  Other current liabilities.................................................     102       101
  Current portion of long-term debt.........................................     185        40
  Commercial paper..........................................................      26        --
                                                                              ------    ------
     Total current liabilities..............................................   1,529     1,353
Long-term debt..............................................................   1,526     1,527
Deferred income taxes.......................................................   1,342     1,167
Casualty and environmental reserves.........................................     426       483
Other liabilities...........................................................     303       296
                                                                              ------    ------
     Total liabilities......................................................   5,126     4,826
                                                                              ------    ------
Redeemable preferred stock..................................................      --         9
                                                                              ------    ------
Stockholders' equity:
  Convertible preferred stock, no par value, $345 liquidation value;
     25,000,000 shares authorized; 6,900,000 shares issued..................     337       337
  Common stock, without par value, at stated value, 300,000,000 shares authorized; 88,881,675 shares and 88,085,632 shares issued,
     respectively...........................................................       1         1
  Additional paid-in capital................................................   1,420     1,385
  Retained earnings.........................................................     198        30
  Treasury stock, at cost, 85,536 shares and 61,743 shares, respectively....      (4)       (2)
  Other.....................................................................     (33)      (23)
                                                                              ------    ------
     Total stockholders' equity.............................................   1,919     1,728
                                                                              ------    ------
       Total liabilities and stockholders' equity...........................  $7,045    $6,563
                                                                              ------    ------
                                                                              ------    ------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BURLINGTON NORTHERN INC. AND SUBSIDIARIES
(DOLLARS IN MILLIONS)

YEAR ENDED DECEMBER 31,                                              1993      1992      1991
- ----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)................................................  $ 296     $ 278     $(320)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss..........................................     --        --        14
       Cumulative effect of changes in accounting methods..........     --        21        --
       Depreciation................................................    352       338       347
       Deferred income taxes.......................................    156        56      (238)
       Special charge..............................................     --        --       708
       Changes in current assets and liabilities:
          Accounts receivable, net.................................   (116)      (29)     (104)
          Materials and supplies...................................      6         2         9
          Other current assets.....................................     (4)        2        (7)
          Accounts payable.........................................     19         6        (1)
          Casualty and environmental reserves......................     32         2        10
          Compensation and benefits payable........................    (47)       14       (58)
          Taxes payable............................................     --        28         8
          Accrued interest.........................................      3       (14)      (27)
          Other current liabilities................................     (2)        4        24
       Changes in long-term casualty and environmental reserves....    (57)       16       (14)
       Other, net..................................................    (60)      (44)       17
                                                                     -----     -----     -----
          Net cash provided by operating activities................    578       680       368
                                                                     -----     -----     -----
Cash flows from investing activities:
  Additions to property and equipment..............................   (676)     (487)     (509)
  Proceeds from property and equipment dispositions................     35        34        10
  Other, net.......................................................    (18)      (17)      (10)
                                                                     -----     -----     -----
          Net cash used in investing activities....................   (659)     (470)     (509)
                                                                     -----     -----     -----
Cash flows from financing activities:
  Proceeds from issuance of preferred stock........................     --       337        --
  Proceeds from issuance of common stock...........................     --        --       359
  Net increase (decrease) in commercial paper......................     26      (353)      118
  Proceeds from issuance of long-term debt.........................    224       416        51
  Payments on long-term debt.......................................    (88)     (470)     (343)
  Dividends paid...................................................   (125)     (106)      (92)
  Proceeds from exercise of common stock options...................     15        11        12
  Redemption of redeemable preferred stock.........................     (9)       (2)       (1)
  Other, net.......................................................     (2)       (2)       (3)
                                                                     -----     -----     -----
          Net cash provided by (used in) financing activities......     41      (169)      101
                                                                     -----     -----     -----
            Increase (decrease) in cash and cash equivalents.......    (40)       41       (40)
Cash and cash equivalents:
  Beginning of year................................................     57        16        56
                                                                     -----     -----     -----
     End of year...................................................  $  17     $  57     $  16
                                                                     -----     -----     -----
                                                                     -----     -----     -----
Supplemental cash flow information:
  Interest paid, net of amounts capitalized........................  $ 144     $ 197     $ 246
  Income taxes paid, net of refunds................................     70        76        52

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
BURLINGTON NORTHERN INC. AND SUBSIDIARIES
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                                                      OTHER
                                                                                                                  -------------
                                                                                                                    UNEARNED
                                                        CONVERTIBLE             ADDITIONAL   RETAINED             COMPENSATION,
                                                         PREFERRED   COMMON      PAID-IN     EARNINGS   TREASURY   RESTRICTED
          THREE YEARS ENDED DECEMBER 31, 1993              STOCK      STOCK      CAPITAL     (DEFICIT)   STOCK        STOCK
- -------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1990...........................    $  --     $  965       $   --      $  276      $ --        $  --
Net loss...............................................                                         (320)
Dividends:
  Common stock, $1.20 per share........................                                          (95)
  Redeemable preferred stock, $.55 per share...........                                           (1)
Issuance of common stock (10,350,000 shares)...........                 359
Adjustments associated with unearned compensation,
  restricted stock (223,850 shares)....................                   5                                 (1)
Exercise of stock options and related tax benefit
  (573,521 shares).....................................                  15
Transfer capital in excess of stated value of common
  stock to additional paid-in capital..................              (1,343 )      1,343
Transfer restricted stock deferred compensation to
  unearned compensation, restricted stock..............                               14                                (14)
Other (24,726 shares)..................................                               (1)
                                                           -----     -------    ----------   --------      ---        -----
  Balance at December 31, 1991.........................       --          1        1,356        (140)       (1)         (14)
Net income.............................................                                          278
Dividends:
  Common stock, $1.20 per share........................                                         (105)
  Redeemable preferred stock, $.55 per share...........                                           (1)
  Convertible preferred stock, $3.125 per share........                                           (2)
Issuance of convertible preferred stock (6,900,000
  shares)..............................................      337
Adjustments associated with unearned compensation,
  restricted stock (214,475 shares)....................                               12                    (1)          (5)
Exercise of stock options and related tax benefit
  (438,139 shares).....................................                               14
Equity adjustment from minimum pension liability.......
Other (15,253 shares)..................................                                3
                                                           -----     -------    ----------   --------      ---        -----
  Balance at December 31, 1992.........................      337          1        1,385          30        (2)         (19)
Net income.............................................                                          296
Dividends:
  Common stock, $1.20 per share........................                                         (106)
  Convertible preferred stock, $3.125 per share........                                          (22)
Adjustments associated with unearned compensation,
  restricted stock (232,354 shares)....................                               12                    (2)          (4)
Exercise of stock options and related tax benefit
  (499,779 shares).....................................                               20
Equity adjustment from minimum pension liability.......
Other (40,117 shares)..................................                                3
                                                           -----     -------    ----------   --------      ---        -----
  Balance at December 31, 1993.........................    $ 337     $    1       $1,420      $  198      $ (4)       $ (23)
                                                           -----     -------    ----------   --------      ---        -----
                                                           -----     -------    ----------   --------      ---        -----

                                                           OTHER
                                                         ---------
                                                         MINIMUM
                                                         PENSION
          THREE YEARS ENDED DECEMBER 31, 1993            LIABILITY TOTAL
- --------------------------------------------------------------------------------
Balance at December 31, 1990...........................   $  --    $1,241
Net loss...............................................              (320)
Dividends:
  Common stock, $1.20 per share........................               (95)
  Redeemable preferred stock, $.55 per share...........                (1)
Issuance of common stock (10,350,000 shares)...........               359
Adjustments associated with unearned compensation,
  restricted stock (223,850 shares)....................                 4
Exercise of stock options and related tax benefit
  (573,521 shares).....................................                15
Transfer capital in excess of stated value of common
  stock to additional paid-in capital..................                --
Transfer restricted stock deferred compensation to
  unearned compensation, restricted stock..............                --
Other (24,726 shares)..................................                (1)
                                                         -------   ------
  Balance at December 31, 1991.........................      --     1,202
Net income.............................................               278
Dividends:
  Common stock, $1.20 per share........................              (105)
  Redeemable preferred stock, $.55 per share...........                (1)
  Convertible preferred stock, $3.125 per share........                (2)
Issuance of convertible preferred stock (6,900,000
  shares)..............................................               337
Adjustments associated with unearned compensation,
  restricted stock (214,475 shares)....................                 6
Exercise of stock options and related tax benefit
  (438,139 shares).....................................                14
Equity adjustment from minimum pension liability.......      (4)       (4)
Other (15,253 shares)..................................                 3
                                                         -------   ------
  Balance at December 31, 1992.........................      (4)    1,728
Net income.............................................               296
Dividends:
  Common stock, $1.20 per share........................              (106)
  Convertible preferred stock, $3.125 per share........               (22)
Adjustments associated with unearned compensation,
  restricted stock (232,354 shares)....................                 6
Exercise of stock options and related tax benefit
  (499,779 shares).....................................                20
Equity adjustment from minimum pension liability.......      (6)       (6)
Other (40,117 shares)..................................                 3
                                                         -------   ------
  Balance at December 31, 1993.........................   $ (10)   $1,919
                                                         -------   ------
                                                         -------   ------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BURLINGTON NORTHERN INC. AND SUBSIDIARIES

1. ACCOUNTING POLICIES

  Principles of consolidation

     The consolidated financial statements include the accounts of Burlington Northern Inc. (BNI) and its majority-owned subsidiaries (collectively BN). The principal subsidiary is Burlington Northern Railroad Company (Railroad). All significant intercompany accounts and transactions have been eliminated.

  Property and equipment

     Main line track is depreciated on a group basis using a units-of-production method. All other property and equipment are depreciated on a straight-line basis over estimated useful lives. Interstate Commerce Commission (ICC) regulations require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the ICC. An annual review of rates and accumulated depreciation is performed and appropriate adjustments are recorded. Significant premature retirements are recorded as gains or losses at the time of their occurrence, which would include major casualty losses, abandonments, sales and obsolescence of assets. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. All properties are stated at cost.

  Materials and supplies

     Materials and supplies consist mainly of diesel fuel, repair parts for equipment and other railroad property and are valued at average cost.

  Revenue recognition

     Transportation revenues are recognized proportionately as a shipment moves from origin to destination.

  Income taxes

     Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. The provision for income taxes includes deferred taxes determined by the change in the deferred tax liability, which is computed based on the differences between the financial statement and tax basis of assets and liabilities as measured by applying enacted tax laws and rates. Deferred tax expense is the result of changes in the net liability for deferred taxes. Investment tax credits were accounted for under the "flow-through" method.

  Earnings (loss) per common share

     Earnings (loss) per common share are determined by dividing net income, after deduction of preferred stock dividends, by the weighted average number of common shares outstanding and common share equivalents. Common share equivalents were not included in the computation of the loss per common share in 1991 since their effect would have been antidilutive.

  Cash and cash equivalents

     All short-term investments which mature in less than 90 days when purchased are considered cash equivalents for purposes of disclosure in the consolidated balance sheets and consolidated statements of cash flows. Cash equivalents are stated at cost, which approximates market value.

  Reclassifications

     Certain prior year data has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income, stockholders' equity or cash flows.

2. ACCOUNTS RECEIVABLE, NET

     Railroad has an agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable with limited recourse. As of December 31, 1993, the agreement allowed for the sale of accounts receivable up to a maximum of $175 million. The agreement expires not later than December 1994. Average monthly proceeds from the sale of accounts receivable were $182 million, $190 million and $269 million in 1993, 1992 and 1991, respectively. At December 31, 1993 and 1992, accounts receivable were net of $100 million and $189 million, respectively, representing receivables sold. Included in other income (expense), net were expenses of $9 million, $11 million and $20 million in 1993, 1992 and 1991, respectively, relating to the sale. BN maintains an allowance for doubtful accounts based upon the expected collectibility of all trade accounts receivable, including receivables sold with recourse. Allowances for doubtful accounts and recourse on receivables sold of $17 million and $16 million have been recorded at December 31, 1993 and 1992.

3. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net was as follows (in millions):

                              DECEMBER 31,                                  1993         1992
- ----------------------------------------------------------------------------------------------
Road, roadway structures and real estate.................................  $7,493       $7,161
Equipment................................................................   2,143        1,965
                                                                           ------       ------
  Total cost.............................................................   9,636        9,126
Less accumulated depreciation............................................   3,727        3,558
                                                                           ------       ------
     Property and equipment, net.........................................  $5,909       $5,568
                                                                           ------       ------
                                                                           ------       ------

     Certain noncancellable leases were classified as capital leases and were included in property and equipment. The consolidated balance sheets at December 31, 1993 and 1992 included $36 million and $35 million, respectively, of property and equipment under capital leases. The related depreciation was included in depreciation expense. Accumulated depreciation for property and equipment under capital leases was $31 million and $29 million at December 31, 1993 and 1992, respectively.

     Main line track is depreciated on a group basis using a units-of-production method. The accumulated depreciation and annual depreciation accrual rates for railroad assets other than main line track are calculated using a straight-line method and statistical group measurement techniques, which closely approximate unit depreciation. The group techniques project depreciation expense and estimated accumulated depreciation utilizing historical experience and expected future conditions relating to the timing of asset retirements, cost of removal, salvage proceeds, maintenance practices and technological changes. In this manner, the net book value of reported assets reflects estimated remaining asset utility on a historical cost basis.

     Due to the imprecision of annual reviews using statistical group measurement techniques for long-term asset retirement, replacement and deterioration patterns, BN adjusts accumulated depreciation for significant differences between recorded accumulated depreciation and computed requirements. Differences between recorded accumulated depreciation and computed requirements are recognized prospectively on a straight-line basis. Under ICC regulations, BN conducts service life studies on an annual basis. Results of service life studies are recorded over the remaining life of the asset group studied. During 1993, BN completed service life studies of equipment and road property. During 1992, the service life studies consisted of rail. The effect of implementing the results of new service life studies and similar rate adjustments were to decrease depreciation expense in 1993 by $2 million compared with 1992 and to decrease depreciation expense in 1992 by $28 million compared with 1991. In future periods, service life studies will be conducted on other asset groups as well as these same assets under ICC requirements. However, the impact of such studies is not determinable at this time.

     In 1993, capitalization of certain software development costs increased as a result of new strategic initiatives. Capitalization of software development costs begins upon establishment of technological feasibility.

The establishment of technological feasibility is based upon completion of planning, design and other technical performance requirements.

     Capitalized software development costs are amortized over a seven-year estimated useful life using the straight-line method. No amortization was recorded for the year ended December 31, 1993. Unamortized capitalized software costs were $6 million as of December 31, 1993.

4. DEBT

     Debt outstanding was as follows (in millions):

                               DECEMBER 31,                                   1993       1992
- ----------------------------------------------------------------------------------------------
LONG-TERM DEBT
BNI:
  7 1/2% debentures, due 2023..............................................  $  150     $   --
  8 3/4% debentures, due 2022..............................................     200        200
  9% debentures, due 1997 to 2016..........................................     157        158
  7% notes, due 2002.......................................................     150        150
  Equipment obligations, weighted average rate of 7.21% and 8.59%,
     respectively, due 1994 to 2013........................................     191        117
Railroad:
  Consolidated mortgage bonds, 3 1/5% to 10%, due serially to 2045.........     622        673
  Equipment and other obligations, weighted average rate of 7.33% and
     7.72%, respectively, due serially to 2009.............................     113        139
  General mortgage bonds, 3 1/8% and 2 5/8%, due 2000 and 2010,
     respectively..........................................................      62         62
  Prior lien railway and land grant bonds, 4%, due 1997....................      57         57
  General lien railway and land grant bonds, 3%, due 2047..................      35         35
  First mortgage bonds, series A, 4%, due 1997.............................      24         26
  Capitalized lease obligations, weighted average rate of 8.20% and 7.92%,
     respectively, expiring 1996 and 2003..................................      10         13
  Income debentures, series A, 5%, due 2006................................       8          8
  Commercial paper.........................................................      26         --
Unamortized discount.......................................................     (68)       (71)
                                                                             ------     ------
     Total.................................................................   1,737      1,567
Less:
  Current portion of long-term debt........................................     185         40
  Commercial paper.........................................................      26         --
                                                                             ------     ------
       Long-term debt......................................................  $1,526     $1,527
                                                                             ------     ------
                                                                             ------     ------

     Railroad maintains an effective program for the issuance, from time to time, of commercial paper. These borrowings are supported by Railroad's bank credit agreement, thus outstanding commercial paper balances reduce available borrowings under this agreement. The bank credit agreement allows borrowings of up to $500 million on a short-term basis. The agreement is currently scheduled to expire in November 1994. At Railroad's option, borrowing rates are based on prime, certificate of deposit or London Interbank Offered rates. Annual facility fees are 0.25 percent. The maturity value of commercial paper outstanding at December 31, 1993 was $27 million, leaving a total of $473 million of the credit agreement available, while no commercial paper was outstanding at December 31, 1992.

     The financial covenants of the bank credit agreement require that Railroad's consolidated tangible net worth, as defined in the agreement, be at least $1.4 billion, and its debt, as defined in the agreement, cannot exceed the lesser of 140 percent of its consolidated tangible net worth or $2.5 billion.

     The agreement contains an event of default arising out of the occurrence and continuance of a "Change in Control." A "Change in Control" is generally defined as the acquisition of more than 50 percent of the voting securities of BNI, which has not been approved by the BNI Board of Directors, a change in the control relationship between BNI and Railroad, and finally, a "Change in Control" is deemed to occur when a majority of the seats on the BNI Board of Directors is occupied by persons who are neither nominated by BNI management nor appointed by directors so nominated.

     The commercial paper program is further summarized as follows (dollars in millions):

                                 DECEMBER 31,                                    1993    1992
- ---------------------------------------------------------------------------------------------
Balance at year end............................................................  $ 26    $ --
Weighted average interest rate.................................................  3.55%     --
Maximum outstanding during the year............................................  $179    $427
Average daily amount outstanding during the year...............................  $ 41    $129
Weighted daily average interest rate during the year...........................  3.27%   4.07%

     Maturities of commercial paper averaged 4 and 14 days in 1993 and 1992, respectively.

     During December 1993, BNI filed a registration statement with the Securities and Exchange Commission for the issuance, from time to time, of up to $500 million aggregate principal amount of debt securities. Net proceeds from the sale of the debt securities, if any are offered and sold, will be used to pay down debt or for other general corporate purposes.

     BNI acquired equipment which was financed in December 1993 through the issuance of $78 million of 6.32 percent notes due 1994 to 2012.

     In July 1993, BNI issued $150 million of 7 1/2 percent senior unsecured debentures due 2023 and used the proceeds for general corporate purposes, including working capital. These debentures were the final borrowing under the registration statement filed on September 24, 1991 covering the issuance, from time to time, of up to $500 million aggregate principal amount of debt securities.

     In November 1992, BNI completed a public offering of 6,900,000 shares of 6 1/4 percent cumulative convertible preferred stock at $50 per share. Most of the $337 million net proceeds from the offering were placed in trust to fund the redemption of BNI's $300 million 9 5/8 percent notes due 1996. Under the terms of the indenture, the 9 5/8 percent notes were redeemable at par, commencing February 1, 1993. The notification for redemption of the 9 5/8 percent notes was issued to holders of the notes in December 1992 with a redemption date of February 1, 1993. The debt was considered to be extinguished as of December 31, 1992, because BNI had irrevocably placed assets in trust, prior to such date, to be used solely to satisfy scheduled payments of both the interest on and principal of the $300 million 9 5/8 percent notes. The difference between BNI's redemption price and the net carrying value resulted in an immaterial loss which was recorded in other income (expense), net in 1992.

     In July 1992, BNI issued $150 million of 7 percent senior unsecured notes due 2002. The proceeds were used to retire $100 million of 14 3/4 percent notes due August 15, 1992 and to reduce outstanding commercial paper balances. In February 1992, BNI issued $200 million of 8 3/4 percent senior unsecured debentures due 2022 and used the proceeds to reduce outstanding commercial paper balances.

     Aggregate long-term debt scheduled maturities for 1994 through 1998 and thereafter are $185 million, $31 million, $25 million, $248 million, $24 million and $1,266 million, respectively.

     Substantially all Railroad properties and certain other assets are pledged as collateral to or are otherwise restricted under the various Railroad long-term debt agreements.

5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of BN's financial instruments at December 31, 1993 and 1992 and the methods and assumptions used to estimate the fair value of each class of financial instruments held by BN, were as follows:

  Cash and short-term investments

     The carrying amount approximated fair value because of the short maturity of these instruments.

  Notes receivable

     The fair value of notes receivable was estimated by discounting the anticipated cash flows. Discount rates of 8.7 percent and 10 percent at December 31, 1993 and 1992, were determined to be appropriate when considering current U.S. Treasury rates and the credit risk associated with these notes.

  Accrued interest payable

     The carrying amount approximated fair value as the majority of interest payments are made semiannually.

  Long-term debt and commercial paper

     The fair value of BN's long-term debt, excluding unamortized discount, was primarily based on secondary market indicators. For those issues not actively quoted, estimates were based on each obligation's characteristics. Among the factors considered were the maturity, interest rate, credit rating, collateral, amortization schedule, liquidity and option features such as optional redemption or optional sinking funds. These features were compared to other similar outstanding obligations to determine an appropriate increment or spread, above U.S. Treasury rates, at which the cash flows were discounted to determine the fair value. The carrying amount of commercial paper approximated fair value because of the short maturity of these instruments.

  Redeemable preferred stock

     The fair value of BN's redeemable preferred stock represented the market value as shown on the New York Stock Exchange at December 31, 1992.

  Recourse liability from sale of receivables

     It is unlikely that BN would be able to pay a second entity to assume its recourse obligation. Therefore, the carrying value of the allowance for doubtful accounts on receivables sold approximated the fair value of the recourse liability related to those receivables.

     The carrying amount and estimated fair values of BN's financial instruments were as follows (in millions):

                     DECEMBER 31,                               1993                    1992
- ----------------------------------------------------------------------------------------------------
                                                         CARRYING      FAIR      CARRYING      FAIR
                                                          AMOUNT      VALUE       AMOUNT      VALUE
                                                         --------     ------     --------     ------
Cash and short-term investments........................   $   17      $   17      $   57      $   57
Notes receivable.......................................        9          11           9           9
Accrued interest payable...............................       44          44          41          41
Long-term debt and commercial paper....................    1,805       1,884       1,638       1,646
Redeemable preferred stock.............................       --          --           9           8
Recourse liability from sale of receivables............        4           4           5           5

     BN also holds investments in, and has advances to, several unconsolidated transportation affiliates. It was not practicable to estimate the fair value of these financial instruments, which were carried at their original cost of $19 million and $22 million in the December 31, 1993 and 1992 consolidated balance sheets. There were no quoted market prices available for the shares held in the affiliated entities, and the cost of obtaining an independent valuation would have been excessive considering the materiality of these investments to BN.

     In addition, BN has a note receivable, from a shortline railroad, that has principal payments which are based on traffic volume over a segment of line. The carrying value of the note was $5 million at December 31,

1993 and 1992. As it is not practicable to forecast the traffic volume over the remaining life of the note, it was not included in the notes receivable amount shown above.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and is effective for fiscal years beginning after December 15, 1993. The initial effect of applying this standard is to be reported as the effect of a change in accounting method and previously issued financial statements may not be restated. No material effect on BN's financial condition or results of operations is anticipated from the adoption of SFAS No. 115.

6. INCOME TAXES

     Effective January 1, 1993, BN adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 modifies SFAS No. 96, which established the liability method of accounting for income taxes, and had been adopted by BN effective January 1, 1986. BN adopted SFAS No. 109 consistent with the transitional guidelines of SFAS No. 109. The effect of the adoption was to increase the current portion of the deferred income tax asset with a corresponding increase in the noncurrent deferred income tax liability of $26 million at January 1, 1993. There was no effect on net income, stockholders' equity or cash flows.

     Income tax expense (benefit), excluding the effect of the extraordinary item and the cumulative effect of changes in accounting methods, was as follows (in millions):

                       YEAR ENDED DECEMBER 31,                         1993     1992     1991
- ----------------------------------------------------------------------------------------------
Current:
  Federal............................................................  $ 61     $ 82     $  48
  State..............................................................     8       15         6
                                                                       ----     ----     -----
                                                                         69       97        54
                                                                       ----     ----     -----
Deferred:
  Federal............................................................   136       52      (207)
  State..............................................................    20        4       (31)
                                                                       ----     ----     -----
                                                                        156       56      (238)
                                                                       ----     ----     -----
     Total...........................................................  $225     $153     $(184)
                                                                       ----     ----     -----
                                                                       ----     ----     -----

     Reconciliation of the federal statutory income tax rate to the effective tax rate, excluding the extraordinary item and the cumulative effect of changes in accounting methods, was as follows:

                        YEAR ENDED DECEMBER 31,                          1993     1992     1991
- -----------------------------------------------------------------------------------------------
Federal statutory income tax rate......................................  35.0%    34.0%    34.0%
State income taxes, net of federal tax benefit.........................   3.4      3.4      3.4
Effect of one percent federal tax rate increase on deferred tax
  balances at January 1, 1993..........................................   5.0       --       --
Internal Revenue Service settlement....................................    --     (3.8)      --
Other, net.............................................................   (.2)      .2       .2
                                                                         ----     ----     ----
  Effective tax rate...................................................  43.2%    33.8%    37.6%
                                                                         ----     ----     ----
                                                                         ----     ----     ----

     The components of deferred tax assets and liabilities were as follows (in millions):

DECEMBER 31,                                                                1993        1992
- ----------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Accelerated depreciation and amortization..............................  $(1,667)    $(1,540)
  Other..................................................................      (96)        (87)
                                                                           -------     -------
     Total deferred tax liabilities......................................   (1,763)     (1,627)
                                                                           -------     -------
Deferred tax assets:
  Casualty and environmental reserves....................................      270         278
  Pensions...............................................................       45          39
  Other..................................................................      273         287
                                                                           -------     -------
     Total deferred tax assets...........................................      588         604
                                                                           -------     -------
  Valuation allowance....................................................       --          --
                                                                           -------     -------
       Net deferred tax liability........................................  $(1,175)    $(1,023)
                                                                           -------     -------
                                                                           -------     -------
  Noncurrent deferred income tax liability...............................  $(1,342)    $(1,167)
  Current deferred income tax asset......................................      167         144
                                                                           -------     -------
       Net deferred tax liability........................................  $(1,175)    $(1,023)
                                                                           -------     -------
                                                                           -------     -------

     As of December 31, 1993, approximately $5 million of alternative minimum tax credit carryovers with no expiration date are available to offset future tax liabilities. The alternative minimum tax credits have been fully recognized for financial accounting purposes. In 1993, tax benefits of $4 million related to the adjustment to recognize a minimum pension liability were allocated directly to stockholders' equity.

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the Act) was signed into law. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $29 million, or $.32 per common share, through the date of enactment. A one-time, non-cash charge of $28 million to income tax expense was recorded as an adjustment to deferred taxes as of the enactment date and a charge of $1 million to income tax expense was recorded as an adjustment to current income taxes.

     In December 1992, BN received notification that an Appeals Division settlement of the Internal Revenue Service audits for the years 1981 through 1985 had been approved by the Joint Committee on Taxation. This action settled all unagreed issues for those years. The tax effect of the settlement was included in the 1992 tax provision as shown below (in millions, except per share data):

Current tax expense...................................................................  $  2
Deferred tax benefit..................................................................   (19)
                                                                                        ----
  Total tax benefit...................................................................  $(17)
                                                                                        ----
                                                                                        ----
Increase in earnings per common share.................................................  $.19
                                                                                        ----
                                                                                        ----

7. REDEEMABLE PREFERRED STOCK

     On July 15, 1993, BNI redeemed all of the outstanding shares of its $10 Par Value 5 1/2 percent Cumulative Redeemable Preferred Stock. BNI purchased the shares for $10.067222 per share or for a total of $9 million, representing the redemption price of $10 per share plus accrued dividends for the period from June 2, 1993 to July 15, 1993.

     Redeemable preferred stock activity was as follows (dollars in millions):

            DECEMBER 31,                    1993                  1992            1991
- -----------------------------------------------------------------------------------------------------
                                      SHARES     AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                      -------    ------    ---------    ------    ---------    ------
Balance at beginning of year........  899,009     $  9     1,076,734     $ 11     1,227,673     $ 12
Acquired during year................  899,009        9       177,725        2       150,939        1
                                      -------    ------    ---------    ------    ---------    ------
  Balance at end of year............       --     $ --       899,009     $  9     1,076,734     $ 11
                                      -------    ------    ---------    ------    ---------    ------
                                      -------    ------    ---------    ------    ---------    ------

8. PREFERRED CAPITAL STOCK

  No Par Value Preferred Stock, authorized 25,000,000 shares -- 6,900,000 shares issued

     In November 1992, BNI issued 6,900,000 shares of 6 1/4 percent Cumulative Convertible Preferred Stock, Series A No Par Value. The convertible preferred stock is not redeemable prior to December 26, 1995. Thereafter, the shares may be redeemed at BNI's option, in whole or in part, during the twelve months beginning November 24 of each year except for 1995 which commences December 26, at the following redemption prices per share: $52.1875 in 1995, $51.875 in 1996, $51.5625 in 1997, $51.25 in 1998, $50.9375 in 1999, $50.625 in 2000, $50.3125 in
2001, and $50 in 2002 and thereafter. The convertible preferred stock may be converted, at the option of the holder at any time, into the number of shares of BNI's common stock equal to the liquidation preference of each share of convertible preferred stock, $50, divided by the conversion price of $47 per share of common stock. The convertible preferred stockholders have no voting rights unless six quarterly dividend payments are in default. In a default, such stockholders may vote separately as a class with all other series of the No Par Value Preferred Stock to elect two additional directors. Voting rights will continue until all arrearages have been paid. As of December 31, 1993, there had been no such defaults.

  Class A Preferred Stock Without Par Value, authorized 50,000,000 shares -- unissued

     At December 31, 1993, BNI had available for issuance 50,000,000 shares of Class A Preferred Stock Without Par Value. The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers. On July 10, 1986, the Board of Directors designated a series of 800,000 shares of Class A Preferred Stock Without Par Value as Series A Junior Participating Class A Preferred Stock. On December 19, 1991, the Board of Directors increased the Series A Junior Participating Class A Preferred Stock designation to 3,000,000 shares. Each one one-hundredth of a share will have dividend and voting rights approximately equal to those of one share of common stock of BNI. In addition, on July 10, 1986, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock of BNI. The rights become exercisable if, without BNI's prior consent, a person or group acquires securities having 20 percent or more of the voting power of all of BNI's voting securities or announces a tender offer which would result in such ownership. Each right, when exercisable, entitles the registered holder to purchase from BNI one one-hundredth of a share of Series A Junior Participating Class A Preferred Stock at a price of $190 per one one-hundredth of a share, subject to adjustment. If, after the rights become exercisable, BNI were to be acquired through a merger, each right would permit the holder to purchase, for the exercise price, stock of the acquiring company having a value of twice the exercise price. In addition, if any person acquires 25 percent or more of BNI (other than as a result of a cash offer for all shares), each right not owned by the holder of such 25 percent would permit the purchase, for the exercise price, of stock of BNI having a value of twice the exercise price. The rights may be redeemed by BNI under certain circumstances until their expiration date for $.05 per right.

9. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     BNI is authorized to issue 300,000,000 shares of Common Stock Without Par Value. At December 31, 1993, there were 88,796,139 shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of the convertible preferred stock and any future issuance of additional preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board of Directors out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNI.

     Effective December 1991, the Board of Directors of BNI authorized the transfer, to additional paid-in capital, of $1,343 million representing capital in excess of the stated value of common stock.

10. STOCK OPTIONS AND OTHER CAPITAL STOCK

  Stock options

     Under BN's stock option plans, options may be granted to officers and key salaried employees at fair market value on the date of grant. All options expire within ten years after the date of grant. BN may also grant stock appreciation rights (SARs) in tandem with stock options which would be exercisable during the same period as the options. SARs entitle an option holder to receive a payment equal to the difference between the option price and the fair market value of the common stock at the date of exercise of the SAR. To the extent the SAR is exercised, the related option is cancelled and to the extent the option is exercised the related SAR is cancelled. Any change in the current market value over the SARs exercise price would be recognized at such time as an adjustment to compensation expense. During the third quarter of 1991, following a change in rules 16(a) and 16(b) promulgated under the Securities and Exchange Act of 1934, as amended, substantially all holders of SARs relinquished those rights. As a result, there were no further adjustments to compensation expense in times of changing market prices after the year ended December 31, 1991. Adjustments to compensation expense during the year ended December 31, 1991 were not significant.

     Activity in stock option plans was as follows:

                                                                                      EXERCISE
                                                     OPTIONS         SARS          PRICE PER SHARE
- ----------------------------------------------------------------------------------------------------
Balance at December 31, 1990......................  2,687,298      1,173,747     $ 6.48   to  $34.88
  Granted.........................................    947,788         45,150      29.88   to   39.88
  Exercised.......................................   (573,533)       (86,128)      9.59   to   34.88
  Cancelled.......................................   (158,733)    (1,078,543)     15.26   to   34.88
                                                    ---------     ----------
Balance at December 31, 1991......................  2,902,820         54,226       6.48   to   39.88
  Granted.........................................    984,515             --      40.88   to   44.24
  Exercised.......................................   (438,500)       (54,226)      6.48   to   34.88
  Cancelled.......................................   (197,511)            --      20.48   to   44.24
                                                    ---------     ----------
Balance at December 31, 1992......................  3,251,324             --      10.32   to   44.24
  Granted.........................................    947,125             --      55.56   to   55.94
  Exercised.......................................   (508,476)            --      10.32   to   44.24
  Cancelled.......................................    (54,882)            --      22.50   to   55.94
                                                    ---------     ----------
Balance at December 31, 1993......................  3,635,091             --      12.49   to   55.94

                                                                                      EXERCISE
                                                     OPTIONS         SARS          PRICE PER SHARE
- ----------------------------------------------------------------------------------------------------
Exercisable at December 31:
     1993.........................................  2,153,170             --     $12.49   to  $44.24
     1992.........................................  1,711,726             --      10.32   to   44.24
     1991.........................................  1,427,987         31,051       6.48   to   34.88
Available for future grants at December 31:
     1993.........................................  5,151,315
     1992.........................................  5,995,545
     1991.........................................  1,365,314

     Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

  Other capital stock

     BN has restricted stock award plans under which up to 1,700,000 common shares may be awarded to eligible employees and directors of BN. No cash payment is required by the individual. Shares awarded under the plan may not be sold, transferred or used as collateral by the holder until the shares awarded become free of the restrictions, generally by one-thirds on the third, fourth and fifth anniversaries of the date of grant. All shares still subject to restrictions are generally forfeited and returned to the plan if the employee or director's relationship with BN is terminated. If the employee or director retires, becomes disabled or dies, the restrictions will lapse at that time. The compensation expense resulting from the award of restricted stock is valued at the average of the high and low market prices of BNI common stock on the date of the award, recorded as a reduction of stockholders' equity, and charged to expense evenly over the service period. Restricted stock awards under these plans, net of forfeitures, were 232,354, 214,475 and 223,850 shares in 1993, 1992 and 1991, respectively. A total of 870,525, 824,877 and 757,565 restricted common shares were outstanding at December 31, 1993, 1992 and 1991, respectively. Compensation expense was not significantly affected for all periods presented.

     BN also has a stock award plan which provides for grants of shares of BNI's common stock to full-time employees, excluding officers, based upon performance. A total of 100,000 shares of common stock has been authorized for these awards. The shares awarded contain no restrictions and the recipients have full shareholder rights and privileges. Compensation expense is based upon the average of the high and low market prices of BNI common stock on the date of grant. During the years ended December 31, 1993, 1992 and 1991, 5,540, 11,720 and 7,790 shares were awarded under this plan. The related compensation expense was not significant.

     An employee stock purchase plan was adopted in 1992 effective in 1993 as a means to encourage employee ownership of BNI common stock. A total of 500,000 shares of common stock were authorized for distribution under this plan. The plan allows eligible BN employees to use the proceeds of incentive compensation awards to purchase shares of BNI common stock at a discount, as determined by the BNI Board of Directors, from the market price and may require that the shares purchased be held for a specific time period as also determined by the Board of Directors. The difference between the market price and the employees' purchase price is recorded as additional compensation expense. During the year ended December 31, 1993, 34,629 shares were awarded under this plan. The related compensation expense was not significant.

11. RETIREMENT PLANS

     BN has non-contributory defined benefit pension plans covering substantially all non-union employees. The benefits are based on years of credited service and the highest five-year average compensation levels. Contributions to the plans are based upon the projected unit credit actuarial funding method and are limited to amounts that are currently deductible for tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     The funded status of BN plans and the net accrued pension cost reflected in the consolidated balance sheets were as follows (in millions):

                                DECEMBER 31,                                   1993     1992
- ---------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation..................................................  $ 539    $ 476
                                                                               -----    -----
                                                                               -----    -----
  Accumulated benefit obligation.............................................  $ 604    $ 523
                                                                               -----    -----
                                                                               -----    -----
  Projected benefit obligation...............................................  $ 740    $ 622
  Plan assets, primarily marketable equity and debt securities, at fair
     value...................................................................   (490)    (452)
                                                                               -----    -----
  Projected benefit obligation in excess of plan assets......................    250      170
  Unrecognized net loss......................................................   (153)     (68)
  Unrecognized prior service cost............................................     (6)      (6)
  Unamortized net transition obligation......................................    (33)     (38)
  Adjustment required to recognize minimum liability.........................     56       14
                                                                               -----    -----
     Net accrued pension cost................................................  $ 114    $  72
                                                                               -----    -----
                                                                               -----    -----

     Components of the net pension cost were as follows (in millions):

                        YEAR ENDED DECEMBER 31,                           1993    1992    1991
- ----------------------------------------------------------------------------------------------
Service cost, benefits earned during the period.........................  $  9    $ 10    $  8
Interest cost on projected benefit obligation...........................    50      52      49
Actual return on plan assets............................................   (57)    (36)    (66)
Net amortization and deferred amounts...................................    24       5      32
                                                                          ----    ----    ----
  Net pension cost......................................................  $ 26    $ 31    $ 23
                                                                          ----    ----    ----
                                                                          ----    ----    ----

     Net pension cost for 1993 was lower than 1992 primarily due to a decrease in the rate of future compensation growth from 6 percent to 5.5 percent. The changes in pension cost for the two years ended December 31, 1992 were primarily attributable to the expected year-to-year changes in the discount rates.

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the benefit obligations were 7 percent and 5.5 percent at December 31, 1993 and 8.5 percent and 5.5 percent at December 31, 1992. The expected long-term rate of return on assets was 9.5 percent for 1993 and 10 percent for the other years presented.

     BN sponsors a 401(k) thrift and profit sharing plan which covers substantially all non-union employees. BN matches 35 percent of the first 6 percent of the employees' contributions, which is subject to certain percentage limits of the employees' earnings, at the end of each quarter. Depending on BN's performance, an additional matching contribution of 20 to 40 percent can be made at the end of the year. BN's expense was $6 million, $4 million and $6 million in 1993, 1992 and 1991, respectively. Effective January 1, 1994, BN also sponsors a 401(k) retirement savings plan covering substantially all union employees which is non-contributory on the part of BN.

12. OTHER BENEFIT PLANS

  Postretirement benefits

     Effective January 1, 1992, BN adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." BN provides certain postretirement health care benefits, payable until age 65, for a small number of retirees who retired on or before March 1986.

     Both the accumulated postretirement benefits obligation and cost associated with this plan were insignificant. Life insurance benefits are provided for eligible non-union employees. BN adopted accrual accounting for the expense of these plans in 1992 by taking a $16 million cumulative effect charge to income in order to establish a liability for those benefits. BN pays benefits as claims are processed.

     The following table presents the status of the plans and the accrued postretirement benefit cost reflected in the consolidated balance sheets (in millions):

DECEMBER 31,                                                            1993               1992
- --------------------------------------------------------------------------------------------------
                                                                  HEALTH    LIFE    HEALTH    LIFE
                                                                  ------    ----    ------    ----
Accumulated postretirement benefit obligation:
  Retirees......................................................   $  1     $ 13     $  2     $ 12
  Fully eligible active participants............................     --        2       --        1
  Other active participants.....................................     --        1       --        1
                                                                  ------    ----    ------    ----
     Accrued postretirement benefit cost........................   $  1     $ 16     $  2     $ 14
                                                                  ------    ----    ------    ----
                                                                  ------    ----    ------    ----

     Components of the postretirement benefit cost were as follows (in millions):

YEAR ENDED DECEMBER 31,                                                 1993               1992
- --------------------------------------------------------------------------------------------------
                                                                  HEALTH    LIFE    HEALTH    LIFE
                                                                  ------    ----    ------    ----
  Service cost..................................................   $ --     $ --     $ --     $ --
  Interest cost.................................................     --        1       --        1
                                                                  ------    ----    ------    ----
     Net postretirement benefit cost............................   $ --     $  1     $ --     $  1
                                                                  ------    ----    ------    ----
                                                                  ------    ----    ------    ----

     The discount rate used in determining the benefit obligation was 7 percent at December 31, 1993 and 8.5 percent at December 31, 1992. The health care cost trend rate is assumed to decrease gradually from 15 percent in 1994 to 6 percent in 2003 and thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would have an insignificant effect on the accumulated postretirement benefit obligation at December 31, 1993 and 1992 as well as the aggregate of the service and interest cost components in 1993 and 1992.

     Under collective bargaining agreements, Railroad participates in multi-employer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums attributable to retirees, which are expensed as incurred, were $10 million in 1993 and $11 million in both 1992 and 1991.

  Postemployment benefits

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires employers to recognize benefits provided to former or inactive employees after employment but before retirement, if certain conditions are met. In the first quarter of 1994, BN will adopt SFAS No. 112. The principal effect of adopting this standard will be to establish liabilities for long-term and short-term disability plans. The effect upon earnings to adopt this standard is expected to be approximately $15 to $20 million. The initial effect of applying this standard will be reported as the effect of a change in accounting method and previously issued financial statements will not be restated.

13. CASUALTY AND ENVIRONMENTAL RESERVES

     Casualty reserves consist primarily of personal injury claims, including work-related injuries to employees. Employees of BN are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act. Liabilities for personal injury claims are estimated through an actuarial model that considers historical data and trends and is designed to record those costs in the period of occurrence. BN conducts an ongoing review and analysis of claims and other information to ensure the continued adequacy of casualty reserves. To the extent costs exceed recorded accruals they will not materially affect BN's financial condition, results of operations or liquidity.

     Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, BN is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. BN has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at a number of sites and, in many instances, is one of several PRPs. BN generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, BN can be held jointly and severally liable for all environmental costs associated with a site.

     Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BN's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BN conducts an ongoing environmental contingency analysis, which considers a combination of factors, including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and ability to pay for clean-up by other PRPs, and historical trend analysis.

     Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. BN's best estimate of unasserted claims was approximately $5 million as of the end of 1993. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

14. COMMITMENTS AND CONTINGENCIES

  Lease commitments

     BN has substantial lease commitments for railroad, highway and data processing equipment, office buildings and a taconite dock facility. Most of these leases provide the option to purchase the equipment at fair market value at the end of the lease. However, some provide fixed purchase price options.

     Lease rental expense for operating leases was $175 million, $189 million and $195 million for the years ended December 31, 1993, 1992 and 1991, respectively.

     Minimum annual rental commitments were as follows (in millions):

                                                                          CAPITAL       OPERATING
                        YEAR ENDED DECEMBER 31,                           LEASES         LEASES
- -------------------------------------------------------------------------------------------------
1994....................................................................    $ 5          $   169
1995....................................................................      4              140
1996....................................................................      2              117
1997....................................................................     --              102
1998....................................................................     --              101
Thereafter..............................................................      1              565
                                                                          -------       ---------
  Total.................................................................     12          $ 1,194
                                                                                        ---------
                                                                                        ---------
Less amount representing interest.......................................      2
                                                                          -------
  Present value of minimum lease payments...............................    $10
                                                                          -------
                                                                          -------

     In addition to the above, BN also receives and pays rents for railroad equipment on a per diem basis, which is included in equipment rents.

  Other commitments and contingencies

     During 1993, BN entered into an agreement to acquire 350 new-technology alternating current traction motor locomotives. BN accepted delivery of one locomotive in 1993 and anticipates delivery of between approximately 60 and 100 each year from 1994 through 1997.

     BN has two locomotive electrical power purchase agreements, expiring in 1998 and 2001, that currently involve 199 locomotives. Payments required by the agreements are based upon the number of megawatt hours of energy consumed, subject to specified take-or-pay minimums. The rates specified in the two agreements are renegotiable every two years. BN's 1994 minimum commitment obligation is $48 million. Based on projected locomotive power requirements, BN's payments in 1994 are expected to be in excess of the minimum. Payments under the agreements totaled $53 million, $56 million and $55 million in 1993, 1992 and 1991, respectively, which exceeded the applicable minimums in each year. In 1990, BN entered into a letter of credit for the benefit of a vendor. This letter of credit is a performance guarantee for up to $15 million in major overhauls to be performed on the power purchase equipment.

     In connection with its program to transfer certain rail lines to independent operators, BN has agreed to make certain payments for services performed by the operators in connection with traffic that involves the shortlines and Railroad as carriers. These payments are not fixed in amount, will vary with such factors as traffic volumes and shortline costs and are not expected to exceed normal business requirements for services received. These payments are reflected as reductions to revenue to conform with reporting to the ICC. Revenues for these joint moves, including amounts applicable to the independent operator portion of the line haul, are reflected by BN as revenue from operations.

     There are no other commitments or contingent liabilities which BN believes would have a material adverse effect on the consolidated financial position, results of operations or liquidity.

15. OTHER INCOME (EXPENSE), NET

     Other income (expense), net includes the following (in millions):

                       YEAR ENDED DECEMBER 31,                          1993     1992     1991
- ----------------------------------------------------------------------------------------------
Gain on property dispositions.........................................  $17      $  3     $  4
Interest income.......................................................    6         4        5
Loss on sale of receivables...........................................   (9 )     (11)     (20)
Litigation settlement agreement.......................................   --        47       --
Loss on investment....................................................   --        --      (14)
Miscellaneous, net....................................................   (9 )      (2)      --
                                                                        ----     ----     ----
  Total...............................................................  $ 5      $ 41     $(25)
                                                                        ----     ----     ----
                                                                        ----     ----     ----

     In the first quarter of 1992, BN entered into a settlement agreement relating to the reimbursement of attorneys' fees and costs incurred by BN in connection with litigation filed by Energy Transportation Systems, Inc., and others, and reimbursement of a portion of the amount paid in prior years by BN in settlement of that action. Under the terms of the settlement, BN received approximately $50 million before legal fees.

16. ACCOUNTING CHANGES

     Effective January 1, 1993, BN adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 modifies SFAS No. 96, which established the liability method of accounting for income taxes, and had been adopted by BN effective January 1, 1986. BN adopted SFAS No. 109 consistent with the transitional guidelines of SFAS No. 109. The effect of the adoption was to increase the current portion of the deferred income tax asset with a corresponding increase in the noncurrent deferred income tax liability of $26 million at January 1, 1993. There was no effect on net income, stockholders' equity or cash flows.

     In January 1992, the Emerging Issues Task Force of the FASB reached a consensus that origination of service revenue recognition was not an acceptable method beginning in 1992 for the freight services industry. Accordingly, effective January 1, 1992, BN changed its method of revenue recognition from one which recognized transportation revenue at the origination point, to a method whereby transportation revenue is recognized proportionately as a shipment moves from origin to destination. The cumulative effect, net of a $7 million income tax benefit, of the change on the prior year's revenue, at the time of adoption, decreased 1992 net income by $11 million, or $.13 per common share.

     In the fourth quarter of 1992, effective January 1, 1992, BN adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and elected immediate recognition of the $16 million transition obligation. The cumulative effect, net of a $6 million income tax benefit, of the change on prior years', at the time of adoption, decreased 1992 net income by $10 million, or $.11 per common share.

     Financial results for the first quarter of 1992 have previously been restated for the cumulative effect of the change in accounting method for revenue recognition, which had previously been reported in other income (expense), net and for the cumulative effect of the implementation of the accounting standard for postretirement benefits. There was no material effect on the second and third quarter, and those quarters were not restated for the adoption of SFAS No. 106.

17. 1991 SPECIAL CHARGE

     Included in 1991 results was a pre-tax special charge of $708 million related to railroad restructuring costs and increases in liabilities for casualty claims and environmental clean-up costs. The 1991 special charge included the following components:

  Restructuring

     This program provided for work force reduction of employees. The restructuring program and related charge had two components:

        - $185 million to provide for employee related costs for the elimination of surplus crew positions.

        - $40 million to provide for employee related costs for a separation program.

  Other

        - $350 million to increase casualty reserves based on an actuarial valuation and escalations in both the cost and number of projected hearing loss claims.

        - $133 million to increase environmental reserves based on studies and analyses of potential environmental clean-up and restoration costs.

     The special charge reduced 1991 net income by $442 million, or $5.79 per common share.

18. EXTRAORDINARY ITEM

     The extraordinary loss for 1991 of $14 million, $.18 per common share, resulted from the loss on redemption of 11 5/8 percent debentures, net of an $8 million income tax benefit. The 1991 redemption of the 11 5/8 percent debentures was completed using proceeds from the issuance of common stock.

REPORT OF MANAGEMENT

To the Stockholders and Board of Directors of Burlington Northern Inc. and Subsidiaries

     The accompanying consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles. The fairness and integrity of these financial statements, including any judgments and estimates, are the responsibility of management, as is all other information presented in this Annual Report on Form 10-K.

     In the opinion of management, the financial statements are fairly stated, and, to that end, BN maintains a system of internal control which: provides reasonable assurance that transactions are recorded properly for the preparation of financial statements; safeguards assets against loss or unauthorized use; maintains accountability for assets; and requires proper authorization and accounting for all transactions. Management is responsible for the effectiveness of internal controls. This is accomplished through accounting and other control systems, policies and procedures, employee selection and training, appropriate delegation of authority and segregation of responsibilities, and an established code of ethics for employees. To further ensure compliance with established standards and related control procedures, BN conducts a substantial corporate audit program.

     Our independent accountants provide an objective independent review through their audit of BN's financial statements. Their audit includes a review of internal accounting controls to the extent deemed necessary for the purposes of their audit.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets regularly with the independent accountants, management and corporate audit to review the work of each and to ensure that each is properly discharging its financial reporting and internal control responsibilities. To ensure complete independence, the independent accountants and the corporate audit department have full and free access to the Audit Committee to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

David C. Anderson
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

January 17, 1994

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Burlington Northern Inc. and Subsidiaries

     We have audited the consolidated financial statements and financial statement schedules of Burlington Northern Inc. and Subsidiaries listed in Item 14 of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits according to generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Northern Inc. and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 16 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 and for revenue recognition and postretirement benefits other than pensions in 1992.

COOPERS & LYBRAND

Fort Worth, Texas
January 17, 1994

QUARTERLY FINANCIAL DATA-UNAUDITED
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                            QUARTER
- -------------------------------------------------------------------------------------------------
                                                             FOURTH    THIRD     SECOND    FIRST
                                                             ------    ------    ------    ------
1993
  Revenues................................................   $1,246    $1,141    $1,142    $1,170
  Operating income........................................      224       121       148       168
  Net income(1)...........................................      118        24        72        82
  Primary earnings per common share(2)....................   $ 1.25    $  .21    $  .74    $  .86
  Fully diluted earnings per common share(2)(3)...........     1.21       .21       .74       .85
  Dividends declared per common share.....................      .30       .30       .30        30
  Common stock price:
     High.................................................   $   58    $57 1/2   $58 5/8   $   52
     Low..................................................    48 3/4    51 1/8       50     42 1/4
1992
  Revenues................................................   $1,196    $1,158    $1,091    $1,185
  Operating income........................................      198       147       104       148
  Income before cumulative effect of changes in accounting
     methods..............................................      111        61        36        91
  Cumulative effect of changes in accounting methods, net
     of tax(4)............................................       --        --        --       (21)
                                                             ------    ------    ------    ------
       Net income(5)......................................   $  111    $   61    $   36    $   70
                                                             ------    ------    ------    ------
                                                             ------    ------    ------    ------
  Earnings (loss) per common share:(2)
     Income before cumulative effect of changes in
       accounting methods.................................   $ 1.23    $  .68    $  .40    $ 1.04
     Cumulative effect of changes in accounting methods...       --        --        --      (.24)
                                                             ------    ------    ------    ------
       Primary earnings per common share..................   $ 1.23    $  .68    $  .40    $  .80
                                                             ------    ------    ------    ------
                                                             ------    ------    ------    ------
  Fully diluted earnings per common share(3)..............   $ 1.22    $  .68    $  .40    $  .80
  Dividends declared per common share.....................      .30       .30       .30       .30
  Common stock price:
     High.................................................   $43 7/8   $39 5/8   $47 1/4   $44 3/4
     Low..................................................    35 7/8    33 1/2    36 1/8    38 1/8

- ---------------

(1) Results for the third quarter of 1993 include the effects of the Omnibus Budget Reconciliation Act of 1993 (the Act) which was signed into law on August 10, 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $29 million, or $.32 per common share, through the date of enactment. Results for the third quarter of 1993 also include the effects of the severe flooding in the Midwest. BN estimates the flooding reduced revenues and operating income during the quarter by $44 million and $79 million, respectively, and reduced net income by $49 million, or $.55 per common share.

(2) Amounts may not total to the annual earnings per share because each quarter and the year are calculated separately based on average outstanding shares and common share equivalents during that period.

(3) The higher of average or end of period market price is used to determine common share equivalents for fully diluted earnings per share. In addition, the if-converted method is used for convertible preferred stock when computing fully diluted earnings per common share.

(4) Results for 1992 reflect the cumulative effect of the change in accounting method for revenue recognition, and the cumulative effect of the implementation of the accounting standard for postretirement benefits (Statement of Financial Accounting Standards No. 106). The cumulative effect of the change in accounting method for revenue recognition decreased 1992 net income by $11 million, or $.13 per common share. The cumulative effect of the change in accounting method for postretirement benefits decreased 1992 net income by $10 million, or $.11 per common share, and had no immediate effect on cash flows.

(5) Results for the fourth quarter of 1992 include a $17 million reduction in income tax expense as a result of a favorable Internal Revenue Service settlement which allowed BN to recognize additional depreciation deductions for income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     and

ITEM 11. EXECUTIVE COMPENSATION

     A definitive proxy statement of Burlington Northern Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" will be incorporated herein by reference. Executive Officers of Burlington Northern Inc. and the principal subsidiary are listed on pages 8-11 of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1994 Annual Meeting of Stockholders and will be incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Executive Compensation" in the Proxy Statement for the 1994 Annual Meeting of Stockholders and will be incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                        PAGE
                                                                                        ----
Financial Statements
  Consolidated Statements of Operations for the three years ended December 31, 1993...   24
  Consolidated Balance Sheets at December 31, 1993 and 1992...........................   25
  Consolidated Statements of Cash Flows for the three years ended December 31, 1993...   26
  Consolidated Statements of Changes in Stockholders' Equity for the three years ended
     December 31, 1993................................................................   27
  Notes to Consolidated Financial Statements..........................................   28
Report of Management..................................................................   44
Report of Independent Accountants.....................................................   45
Quarterly financial data -- unaudited.................................................   46
Consolidated Financial Statement Schedules for the three years ended December 31,
  1993:
  Schedule II-Amounts Receivable From Related Parties and Underwriters, Promoters, and
     Employees Other Than Related Parties.............................................   52
  Schedule V-Property, Plant and Equipment............................................   53
  Schedule VI-Accumulated Depreciation, Depletion, and Amortization of Property, Plant
     and Equipment....................................................................   54
  Schedule VIII-Valuation and Qualifying Accounts.....................................   55
  Schedule X-Supplementary Income Statement Information...............................   56

Schedules other than those listed above are omitted for the reason that they are not required or not applicable, or the required information is included in the consolidated financial statements or related notes.

EXHIBIT INDEX

     The following exhibits are filed as part of this report.

  EXHIBIT                                                                                PAGE
  NUMBER                                   DESCRIPTION                                  NUMBER
- ---------  ---------------------------------------------------------------------------- ------
  3.1      -- Certificate of Incorporation of Burlington Northern Inc. as Amended         **
              Through February 28, 1992.
  3.2      -- Certificate of Increase of Number of Shares of Series A Junior               *
              Participating Class A Preferred Stock of Burlington Northern Inc., dated
              January 9, 1992 (1991 Form 10-K, filed February 1992).
  3.3      -- By-Laws of Burlington Northern Inc. as Amended Through July 17, 1991.       **
  4.1      -- Form of Rights Agreement dated as of July 14, 1986, between Burlington       *
              Northern Inc. and The First National Bank of Boston which includes, as
              Exhibit A thereto, the Form of Certificate of Designation specifying the terms of the Preferred Stock and as Exhibit B thereto, the form of Rights
              Certificate (Form 8-A, No. 1-8159, filed July 1986). The Company and its subsidiaries either have previously filed with the Securities and
              Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of the Company and its subsidiaries.
  4.2      -- Certificate of Designation of 6 1/4% Cumulative Convertible Preferred        *
              Stock, Series A, No Par Value of Burlington Northern Inc., dated November
              24, 1992 (1992 Form 10-K, filed February 1993).
 10.1      -- Form of Tax Sharing Agreement between Burlington Northern Inc. and           *
              Burlington Resources Inc. (1988 Form 10-K Amendment No. 1, filed March
              1989).
 10.2      -- The 1987 Burlington Northern Inc. Stock Option Incentive Plan as filed on    *
              Form S-8 No. 33-18082.

  EXHIBIT                                                                                PAGE
  NUMBER                                   DESCRIPTION                                  NUMBER
- ---------  ---------------------------------------------------------------------------- ------
 10.3      -- The 1982 Burlington Northern Inc. Stock Option Incentive Plan as filed on    *
              Form S-8 No. 2-80478.
 10.4      -- Burlington Northern Inc. Incentive Compensation Plan as filed on Form S-8    *
              No. 33-25806.
 10.5      -- Burlington Northern Inc. Senior Executive Survivor Benefit Plan as of        *
              April 1, 1986 (1987 Form 10-K Amendment No. 1, filed March 1988).
 10.6      -- Burlington Northern Inc. Deferred Compensation Plan as of January 1, 1988    *
              (1987 Form 10-K Amendment No. 1, filed March 1988).
 10.7      -- Burlington Northern Inc. Performance Share Unit Plan (1981) as of January    *
              1, 1988 (1987 Form 10-K Amendment No. 1, filed March 1988).
 10.8      -- Burlington Northern Inc. 1987 Performance Share Unit Plan as of January      *
              1, 1988 (1987 Form 10-K Amendment No. 1, filed March 1988).
 10.9      -- Burlington Northern Inc. Supplemental Benefits Plan as of January 1987       *
              (1987 Form 10-K Amendment No. 1, filed March 1988).
 10.10     -- 1989 Burlington Northern Inc. Restricted Stock Incentive Plan (1990 Form     *
              10-K, filed March 1991).
 10.11     -- 1990 Burlington Northern Inc. Directors Stock Option Plan (1990 Form         *
              10-K, filed March 1991).
 10.12     -- 1990 Burlington Northern Inc. Directors Restricted Stock Plan (1990 Form     *
              10-K, filed March 1991).
 10.13     -- 1992 Burlington Northern Inc. Stock Option Incentive Plan (1992 Form         *
              10-K, filed February 1993).
 10.14     -- 1993 Burlington Northern Inc. Employee Stock Purchase Plan (1992 Form        *
              10-K, filed February 1993).
 10.15     -- $500,000,000 Competitive Advance Facility and Revolving Credit Facility      *
              Agreement between Burlington Northern Railroad Company and a consortium of lenders, dated October 18, 1991. (Form 10-Q for the quarter ended
              September 30, 1991, filed October 1991).
 10.16     -- Employment Agreement, dated as of December 20, 1988, by and between          *
              Burlington Northern Inc. and Mr. Gerald Grinstein (1988 Form 10-K
              Amendment No. 1, filed March 1989).
 10.17     -- Employment Agreement, dated as of April 27, 1992, by and between             *
              Burlington Northern Inc. and Mr. Gerald Grinstein (1992 Form 10-K, filed
              February 1993).
 10.18     -- Employment Agreement, dated as of August 21, 1991, by and between            *
              Burlington Northern Inc. and Mr. David C. Anderson (1991 Form 10-K, filed
              February 1992).
 11        -- Computation of Earnings per Common Share.                                   **
 12        -- Computation of Ratio of Earnings to Fixed Charges.                          **
 21        -- Subsidiaries of Burlington Northern Inc.                                    **
 23        -- Consent of Independent Accountants.                                         **

- ---------------

 * Exhibit is incorporated by reference as indicated.

** Exhibit is filed with Form 10-K for the year ended December 31, 1993.

                              REPORTS ON FORM 8-K

     During the fourth quarter of 1993, there were no reports filed on Form 8-K.

                       SIGNATURES REQUIRED FOR FORM 10-K

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BURLINGTON NORTHERN INC.

                                                 /s/  GERALD GRINSTEIN
                                                      Gerald Grinstein
                                                 Chairman, Chief Executive
                                                    Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Inc. and in the capacities and on the dates indicated.

       /s/  GERALD GRINSTEIN                   Chairman, Chief Executive       February 14, 1994
            Gerald Grinstein                     Officer and Director
       /s/  DAVID C. ANDERSON                  Executive Vice President,       February 14, 1994
            David C. Anderson                    Chief Financial Officer and
                                                 Chief Accounting Officer
         /s/  JACK S. BLANTON                  Director                        February 14, 1994
              Jack S. Blanton
       /s/  RICHARD P. COOLEY                  Director                        February 14, 1994
            Richard P. Cooley
       /s/  DANIEL P. DAVISON                  Director                        February 14, 1994
            Daniel P. Davison
         /s/  DANIEL J. EVANS                  Director                        February 14, 1994
              Daniel J. Evans
       /s/  BARBARA C. JORDAN                  Director                        February 14, 1994
            Barbara C. Jordan
            /s/  BEN F. LOVE                   Director                        February 14, 1994
                 Ben F. Love
        /s/  ARNOLD R. WEBER                   Director                        February 14, 1994
             Arnold R. Weber
   /s/  EDWARD E. WHITACRE, JR.                Director                        February 14, 1994
        Edward E. Whitacre, Jr.
      /s/  MICHAEL B. YANNEY                   Director                        February 14, 1994
           Michael B. Yanney

                     DIRECTORS OF BURLINGTON NORTHERN INC.

  Jack S. Blanton(2)(3)        Gerald Grinstein               Arnold R. Weber(1)
  President and Chief          Chairman and Chief             President
    Executive Officer            Executive Officer            Northwestern University
  Eddy Refining Company        Burlington Northern Inc.
                               Chairman and Chief             Edward E. Whitacre, Jr.(1)
  +Richard P. Cooley(1)(3)       Executive Officer            Chairman and Chief
  Chairman of the Executive    Burlington Northern Railroad     Executive Officer
    Committee                    Company                      Southwestern Bell Corp.
  Seafirst Bank                Barbara C. Jordan(3)           Michael B. Yanney(2)
  Daniel P. Davison(2)(3)      Professor                      Chairman and Chief
  Director and Consultant      The Lyndon B. Johnson School   Executive Officer
  Retired Chairman and CEO     of Public Affairs              America First Companies
    U.S. Trust Corporation     University of Texas at Austin  Committee Assignments:
  Daniel J. Evans(2)           Ben F. Love(2)(3)              (1) Audit
  Chairman                     Director and Consultant        (2) Compensation and
  Daniel J. Evans Associates   Retired Chairman and               Nominating
                                 Chief Executive              (3) Finance
  + Mr. Cooley will not stand    Officer (1972-1989)
  for re-election to the       Texas Commerce
  Board on April 21, 1994.       Bancshares, Inc.

                                    CORPORATE INFORMATION

  PRINCIPAL CORPORATE OFFICE   STOCK EXCHANGE LISTINGS        Additional copies of
  Burlington Northern Inc.     New York Stock Exchange        this Annual Report on
  3800 Continental Plaza       Chicago Stock Exchange         Form 10-K are
  777 Main Street              Pacific Stock Exchange         available, without
  Fort Worth, Texas            Symbol: BNI                    charge, by writing or
  76102-5384                                                  calling:
  (817) 333-2000               ANNUAL MEETING
                               The Annual Meeting of          EDMUND W. BURKE
  STOCK TRANSFER AGENT AND     Stockholders will be in        Executive Vice
  REGISTRAR                    Fort Worth, Texas, on          President, Law and
  The First National Bank      April 21, 1994. Formal           Secretary
    of Boston                  notice of the meeting will     Burlington Northern
  Shareholder Services         be mailed in advance.            Inc.
  P.O. Box 644                                                3800 Continental Plaza
  Boston, Massachusetts 02102                                 777 Main St.
  (617) 575-2900                                              Fort Worth, Texas
                                                              76102-5384
                                                              (817) 333-7951

                                                                     SCHEDULE II

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

      COLUMN A           COLUMN B      COLUMN C             COLUMN D                   COLUMN E
- ---------------------  ------------    ---------    ------------------------    ----------------------
                                                                                    BALANCE AT END
                                                           DEDUCTIONS                 OF PERIOD
                        BALANCE AT                  ------------------------    ----------------------
                        BEGINNING                    AMOUNTS       AMOUNTS                      NOT
   NAME OF DEBTOR       OF PERIOD      ADDITIONS    COLLECTED    WRITTEN OFF     CURRENT      CURRENT
- ---------------------  ------------    ---------    ---------    -----------    ---------    ---------
DECEMBER 31, 1993:
  Gerald Grinstein...    $880,000      $1,600,000   $      --     $       --    $      --    $2,480,000
DECEMBER 31, 1992:
  Gerald Grinstein...    $     --      $  880,000   $      --     $       --    $      --    $  880,000

- ---------------

NOTE: Mr. Gerald Grinstein, Chairman of the Board, received noninterest-bearing loans, payable upon demand, in the principal amount of $1,600,000 and $880,000 in 1993 and 1992, respectively. Both loans are secured by shares of BNI common stock.

                                                                      SCHEDULE V

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN MILLIONS)

                COLUMN A                    COLUMN B      COLUMN C     COLUMN D      COLUMN E    COLUMN F
- ----------------------------------------  ------------    --------    -----------    --------    --------
                                                                                                 BALANCE
                                            BALANCE                                               AT END
                                          AT BEGINNING    ADDITIONS                                 OF
             CLASSIFICATION                OF PERIOD      AT COST     RETIREMENTS    OTHER(1)     PERIOD
- ----------------------------------------  ------------    --------    -----------    --------    --------
DECEMBER 31, 1993:
  Road, roadway structures and real
     estate.............................     $7,161         $459         $ 146         $ 19       $7,493
  Equipment.............................      1,965          217            44            5        2,143
                                          ------------    --------    -----------       ---      --------
  Total.................................     $9,126         $676         $ 190         $ 24       $9,636
                                          ------------    --------    -----------       ---      --------
                                          ------------    --------    -----------       ---      --------
DECEMBER 31, 1992:
  Road, roadway structures and real
     estate.............................     $6,893         $403         $ 151         $ 16       $7,161
  Equipment.............................      1,953           84            73            1        1,965
                                          ------------    --------    -----------       ---      --------
  Total.................................     $8,846         $487         $ 224         $ 17       $9,126
                                          ------------    --------    -----------       ---      --------
                                          ------------    --------    -----------       ---      --------
DECEMBER 31, 1991:
  Road, roadway structures and real
     estate.............................     $6,754         $317         $ 190         $ 12       $6,893
  Equipment.............................      1,812          192            52            1        1,953
                                          ------------    --------    -----------       ---      --------
  Total.................................     $8,566         $509         $ 242         $ 13       $8,846
                                          ------------    --------    -----------       ---      --------
                                          ------------    --------    -----------       ---      --------

- ---------------

(1) Relates primarily to reused track materials from Materials and Supplies inventory used for additions to property.

          See accompanying notes to consolidated financial statements for information regarding depreciation methods and other matters.

                                                                     SCHEDULE VI

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

             ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN MILLIONS)

                COLUMN A                    COLUMN B      COLUMN C     COLUMN D      COLUMN E    COLUMN F
- ----------------------------------------  ------------    --------    -----------    --------    --------
                                                          ADDITIONS                              BALANCE
                                            BALANCE       CHARGED                                 AT END
                                          AT BEGINNING       TO                                     OF
             CLASSIFICATION                OF PERIOD       INCOME     RETIREMENTS    OTHER(1)     PERIOD
- ----------------------------------------  ------------    --------    -----------    --------    --------
DECEMBER 31, 1993:
  Road, roadway structures and real
     estate.............................     $2,622         $260         $  83         $(63)      $2,736
  Equipment.............................        936           92            33           (4)         991
                                          ------------    --------    -----------    --------    --------
  Total.................................     $3,558         $352         $ 116         $(67)      $3,727
                                          ------------    --------    -----------    --------    --------
                                          ------------    --------    -----------    --------    --------
DECEMBER 31, 1992:
  Road, roadway structures and real
     estate.............................     $2,536         $245         $  88         $(71)      $2,622
  Equipment.............................        904           93            53           (8)         936
                                          ------------    --------    -----------    --------    --------
  Total.................................     $3,440         $338         $ 141         $(79)      $3,558
                                          ------------    --------    -----------    --------    --------
                                          ------------    --------    -----------    --------    --------
DECEMBER 31, 1991:
  Road, roadway structures and real
     estate.............................     $2,472         $267         $ 115         $(88)      $2,536
  Equipment.............................        870           80            38           (8)         904
                                          ------------    --------    -----------    --------    --------
  Total.................................     $3,342         $347         $ 153         $(96)      $3,440
                                          ------------    --------    -----------    --------    --------
                                          ------------    --------    -----------    --------    --------

- ---------------

(1) Relates primarily to estimated net book value of retirements plus the cost to remove property before determination of excess depreciation on assets retained.

          See accompanying notes to consolidated financial statements for information regarding depreciation methods and other matters.

                                                                   SCHEDULE VIII

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN MILLIONS)

          COLUMN A                  COLUMN B               COLUMN C            COLUMN D            COLUMN E
- -----------------------------  -------------------     -----------------     -------------     ----------------
                                   BALANCE AT          ADDITIONS CHARGED                          BALANCE AT
         DESCRIPTION           BEGINNING OF PERIOD         TO INCOME         DEDUCTIONS(1)     END OF PERIOD(2)
- -----------------------------  -------------------     -----------------     -------------     ----------------
DECEMBER 31, 1993:
  Casualty and environmental
     reserves................         $ 732                  $ 261               $ 281               $712
                                     ------                 ------              ------             ------
                                     ------                 ------              ------             ------
DECEMBER 31, 1992:
  Casualty and environmental
     reserves................         $ 714                  $ 312               $ 294               $732
                                     ------                 ------              ------             ------
                                     ------                 ------              ------             ------
DECEMBER 31, 1991:
  Casualty and environmental
     reserves................         $ 221                  $ 798               $ 305               $714
                                     ------                 ------              ------             ------
                                     ------                 ------              ------             ------

- ---------------

Notes:

(1) Principally represents cash payments.

(2) Classified in the consolidated balance sheets as follows:

                                                                        1993     1992     1991
                                                                        ----     ----     ----
Casualty and environmental reserves (current liabilities).............  $286     $249     $247
Casualty and environmental reserves (noncurrent liabilities)..........   426      483      467
                                                                        ----     ----     ----
                                                                        $712     $732     $714
                                                                        ----     ----     ----
                                                                        ----     ----     ----

                                                                      SCHEDULE X

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN MILLIONS)

                                     COLUMN A                                        COLUMN B
- ----------------------------------------------------------------------------------  ----------
                                                                                    CHARGED TO
                                                                                    COSTS AND
                                       ITEM                                          EXPENSES
- ----------------------------------------------------------------------------------  ----------
1993:
  Maintenance and repairs.........................................................    $1,765
  Taxes, other than payroll and income taxes:
     Property.....................................................................        73
     Other........................................................................        32
1992:
  Maintenance and repairs.........................................................    $1,748
  Taxes, other than payroll and income taxes:
     Property.....................................................................        72
     Other........................................................................        33
1991:
  Maintenance and repairs.........................................................    $1,781
  Taxes, other than payroll and income taxes:
     Property.....................................................................        71
     Other........................................................................        37

- ---------------

Note: Items omitted are either less than one percent of consolidated revenues or are disclosed elsewhere in the consolidated financial statements or notes thereto.

                                 EXHIBIT INDEX

                                                                                   SEQUENTIALLY
  EXHIBIT                                                                           NUMBERED
  NUMBER                                DESCRIPTION                                   PAGE
  -------                               -----------                                ------------
   3.1     -- Certificate of Incorporation of Burlington Northern Inc. as
              Amended Through February 28, 1992.
   3.3     -- By-Laws of Burlington Northern Inc. as Amended Through July 17,
              1991.
  11       -- Computation of Earnings per Common Share.
  12       -- Computation of Ratio of Earnings to Fixed Charges.
  21       -- Subsidiaries of Burlington Northern Inc.
  23       -- Consent of Independent Accountants.