Form 10-Q
period 1994-03-31
BURLINGTON NORTHERN INC/DE/
filed 1994-05-02
CIK 351979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 XX QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to

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

                                 (817) 333-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                           Outstanding
Common stock, without par value
     as of March 31, 1994                               89,001,828 shares

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                               TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION                                     Page

    Item 1.  Financial Statements . . . . . . . . . . . . . . . . .      1

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . . . . .      5




PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .     12

    Item 4.  Submission of Matters to a Vote of Security Holders. .     13

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     13
























                                      (i)

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars In Millions, Except Per Share Data)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              1994        1993

Revenues...............................................      $1,210      $1,170

Costs and expenses:
  Compensation and benefits............................         447         441
  Fuel.................................................          83          88
  Materials............................................          85          80
  Equipment rents......................................         102          92
  Purchased services...................................         117         105
  Depreciation.........................................          87          86
  Other................................................         107         110

    Total costs and expenses...........................       1,028       1,002

Operating income.......................................         182         168

Interest expense.......................................          39          33
Other expense, net.....................................          (1)         (3)

Income before income taxes and cumulative effect of
  change in accounting method..........................         142         132
Income tax expense.....................................          55          50
Income before cumulative effect of change in accounting
  method...............................................          87          82
Cumulative effect of change in accounting for
  postemployment benefits, net of tax..................         (10)          -
Net income.............................................      $   77      $   82

Earnings (loss) per common share:
  Income before cumulative effect of change in
    accounting method..................................      $  .90      $  .86
  Cumulative effect of change in accounting for
    postemployment benefits............................        (.11)          -
Earnings per common share..............................      $  .79      $  .86

Number of shares used in computation of earnings (loss)
  per common share (in thousands)......................      90,290      89,142

Dividends declared per common share....................      $  .30      $  .30




See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)
                                  (Unaudited)

                     ASSETS                       March 31,      December 31,
                                                    1994             1993

Current assets:
  Cash and cash equivalents..................      $   23           $   17
  Accounts receivable, net...................         590              589
  Materials and supplies.....................         121               91
  Current portion of deferred income taxes...         159              167
  Other current assets.......................          98               27
    Total current assets.....................         991              891

Property and equipment, net..................       5,929            5,909
Other assets.................................         270              245
    Total assets.............................      $7,190           $7,045

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................      $  513           $  492
  Casualty and environmental reserves........         269              286
  Compensation and benefits payable..........         240              271
  Taxes payable..............................         140              123
  Accrued interest...........................          51               44
  Other current liabilities..................          81              102
  Current portion of long-term debt..........         183              185
  Commercial paper...........................         127               26
    Total current liabilities................       1,604            1,529

Long-term debt...............................       1,515            1,526
Deferred income taxes........................       1,348            1,342
Casualty and environmental reserves..........         427              426
Other liabilities............................         319              303
    Total liabilities........................       5,213            5,126

Stockholders' equity:
  Convertible preferred stock, no par value,
    $345 liquidation value; 25,000,000 shares
    authorized; 6,900,000 shares issued......         337              337
  Common stock, without par value, at stated
    value, 300,000,000 shares authorized;
    89,088,403 shares and 88,881,675 shares
    issued, respectively.....................           1                1
  Additional paid-in capital.................       1,431            1,420
  Retained earnings..........................         243              198
  Treasury stock, at cost, 86,575 shares and
    85,536 shares, respectively..............          (4)              (4)
  Other......................................         (31)             (33)
    Total stockholders' equity...............       1,977            1,919
    Total liabilities and stockholders'
      equity.................................      $7,190           $7,045

See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Millions)
                                  (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                      1994           1993
Cash flows from operating activities:
  Net income.......................................  $   77         $   82
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of change in accounting
        method.....................................      10              -
      Depreciation.................................      87             86
      Deferred income taxes........................      21             25
      Changes in current assets and liabilities:
        Accounts receivable, net...................      (1)            10
        Materials and supplies.....................     (29)           (20)
        Other current assets.......................     (71)            (5)
        Accounts payable...........................      21             (2)
        Casualty and environmental reserves........     (17)           (11)
        Compensation and benefits payable..........     (29)           (19)
        Taxes payable..............................      19             26
        Accrued interest...........................       7             14
        Other current liabilities..................     (21)           (20)
      Changes in long-term casualty and
        environmental reserves.....................       1              6
      Other, net...................................     (26)           (14)
Net cash provided by operating activities..........      49            158

Cash flows from investing activities:
  Additions to property and equipment..............    (104)          (106)
  Proceeds from property and equipment dispositions       5              8
  Other, net.......................................      (4)            (5)
Net cash used in investing activities..............    (103)          (103)

Cash flows from financing activities:
  Net increase in commercial paper.................     101              -
  Payments on long-term debt.......................     (14)           (35)
  Dividends paid...................................     (32)           (29)
  Proceeds from exercise of common stock options...       5              5
Net cash provided by (used in) financing activities      60            (59)

Increase (decrease) in cash and cash equivalents...       6             (4)
Cash and cash equivalents:
  Beginning of period..............................      17             57
  End of period....................................  $   23         $   53

Supplemental cash flow information:
  Interest paid....................................  $  (30)        $  (26)
  Income tax (paid) refund received, net...........      (1)             1



See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Accounting policies

    The 1993 Annual Report on Form 10-K for Burlington Northern Inc. (BNI) and its majority-owned subsidiaries (collectively BN) includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The principal subsidiary is Burlington Northern Railroad Company (Railroad). The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly BN's financial position as of March 31, 1994 and December 31, 1993 and the results of operations and cash flows for the three months ended March 31, 1994 and 1993 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

2.  Other expense, net

    Other income (expense), net includes the following (in millions):

                                                   Three Months Ended
                                                       March 31,
                                                     1994      1993

     Gain on property dispositions.............     $    2    $    -
     Interest income...........................          1         1
     Loss on sale of receivables...............         (2)       (3)
     Miscellaneous, net........................         (2)       (1)
     Total.....................................     $   (1)   $   (3)

3.  Accounting change

    Effective January 1, 1994, BN adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect, net of $7 million income tax benefit, of this change in accounting attributable to years prior to 1994, at the time of adoption, was to decrease 1994 first quarter income by $10 million, or $.11 per common share.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis relates to the financial condition and results of operations of Burlington Northern Inc. (BNI) and its majority-owned subsidiaries (collectively BN). The principal subsidiary is Burlington Northern Railroad Company (Railroad).

Capital Resources and Liquidity

Cash from operations and other resources

Cash generated from operations is BN's primary source of liquidity and is primarily used for dividends and capital expenditures. For the first three months of 1994 cash provided by operating activities decreased $109 million when compared with the first three months of 1993. This decrease was primarily attributable to $53 million of assets purchased in 1994 which were held in "Other current assets" pending final financing arrangements and an increase of $14 million in incentive compensation paid. While current year cash from operations was sufficient to fund dividends, it was not sufficient to completely fund capital expenditures; therefore, the balance was financed with debt. Other sources available for financing needs are discussed below.

In 1993 BN entered into an agreement to acquire 350 new-technology alternating current traction motor locomotives. To date BN has accepted delivery of 29 locomotives and anticipates additional deliveries of approximately 80 units in 1994 as well as deliveries of between approximately 60 and 100 each year from 1995 through 1997. Future cash from operations during this strategic investment period may not, at times, be sufficient to completely fund dividends as well as capital expenditures and strategic investments. Therefore, these requirements will likely be financed using a combination of sources including, but not limited to, cash from operations, operating leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

Railroad maintains an effective program for the issuance, from time to time, of commercial paper. These borrowings are supported by Railroad's bank credit agreement, thus outstanding commercial paper balances reduce available borrowings under this agreement. The bank credit agreement allows borrowings of up to $500 million on a short-term basis. At Railroad's option, borrowing rates are based on prime, certificate of deposit or London Interbank Offered rates. Annual facility fees are 0.25 percent. The agreement is currently scheduled to expire in November 1994; however, Railroad is currently negotiating two new agreements that would allow borrowings of up to $300 million on a short-term basis and $500 million on a long-term basis. The maturity value of commercial paper outstanding at March 31, 1994 was $127 million, leaving a total of $373 million of the credit agreement available, while $27 million of commercial paper was outstanding at December 31, 1993.

Railroad has an agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable with limited recourse. As of March 31, 1994, the agreement allowed for the sale of accounts receivable up to a maximum of $175 million. The agreement expires not later than December 1994. At March 31, 1994 and December 31, 1993, accounts receivable were each net of $100 million representing receivables sold.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BNI continues to maintain an effective registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance from time to time of up to $500 million aggregate principal amount of debt securities.

Capital expenditures and resources

A breakdown of capital expenditures is set forth in the following table (in millions):

Three months ended March 31,                           1994          1993

Road, roadway structures and real estate..........     $ 83          $ 66
Equipment.........................................       21            40
Total.............................................     $104          $106

During the current year BN will continue to reinvest in its business through capital expenditures; therefore, capital spending should remain at a level comparable to 1993. In addition to the above capital expenditures, in the first quarter of 1994 BN purchased $53 of assets which were held in "Other current assets" pending final financing arrangements which may possibly include a sale and lease-back. As discussed in "Cash from operations and other resources," BN has a commitment to acquire 350 new-technology alternating current traction motor locomotives through 1997. Also, BN will continue its implementation of several strategic initiatives for transportation network management using information systems technology.

In addition to capital expenditures, BN continues to utilize operating leases to fulfill certain equipment requirements. Depending upon current market conditions and other miscellaneous factors, a portion of the locomotives discussed above may be obtained through operating leases rather than purchases. In the first quarter of 1994, BN renewed leases for locomotives and covered hoppers, while in the first quarter of 1993, renewals were primarily for boxcars and covered hoppers.

Dividends

Common stock dividends declared for the first quarter of 1994 and 1993 remained constant at $.30 per common share. Dividends paid on common and preferred stock were $32 million compared with $29 million during the prior year's quarter. BNI expects to continue its current policy of paying regular quarterly dividends on its common and preferred stock; however, dividends are declared by the Board of Directors based on profitability, capital expenditures requirements, debt service and other factors.

Capital structure

BN's ratio of total debt to total capital was 48 percent at March 31, 1994 and December 31, 1993.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 1994 compared with three months ended March 31,
1993

BN recorded net income of $77 million, or $.79 per common share, on 90.3 million shares for the first quarter of 1994 compared with net income of $82 million, or $.86 per common share, on 89.1 million shares for the same period in 1993. Results for 1994 were reduced by a $10 million or $.11 per common share, net of tax, cumulative effect of an accounting change for postemployment benefits.

Revenues

The following table presents BN's revenue information by Railroad business unit for the three months ended March 31:

                                                                                   Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
Three months ended March 31,             1994     1993      1994       1993     1994        1993
                                         (In Millions)       (In Millions)         (In Cents)
Coal..............................      $  418   $  381    32,502     29,092     1.29        1.31
Agricultural Commodities..........         196      217     7,964     10,408     2.46        2.08
Intermodal........................         178      176     5,897      5,724     3.02        3.07
Forest Products...................         122      122     5,053      5,116     2.41        2.38
Chemicals.........................          99       99     3,522      3,633     2.81        2.73
Consumer Products.................          65       65     2,278      2,244     2.85        2.90
Minerals Processors...............          46       42     1,900      1,729     2.42        2.43
Iron & Steel......................          40       42     1,985      1,925     2.02        2.18
Vehicles & Machinery..............          47       45       628        572     7.48        7.87
Aluminum, Nonferrous Metals & Ores          26       27       999      1,015     2.60        2.66
Shortlines and other..............         (27)     (46)   (2,223)    (3,064)       -           -
Total.............................      $1,210   $1,170    60,505     58,394     2.00        2.00

Total revenues for the first quarter of 1994 were $1,210 million compared with $1,170 million for the same period in 1993. The $40 million increase was primarily due to improved Coal revenues. Lower Agricultural Commodities revenues were partially offset by reduced shortlines and other.

Coal revenues improved $37 million during the first quarter of 1994 as a result of increased traffic. This increase was primarily caused by a rise in the demand for electricity as well as the need for utilities to replenish coal stockpiles which were partially depleted during the 1993 summer flooding. Partially offsetting the increase in traffic was a decline in yields. Lower yields resulted from continuing competitive pricing pressures in contract renegotiations and declining cost indices.

Revenues from the transportation of Agricultural Commodities during the first quarter of 1994 were $21 million less than the first quarter of 1993,

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

primarily as a result of a decline in volumes. This traffic decrease was caused by numerous factors including adverse weather conditions that constrained both Railroad and customer operations, and reduced crop production. Corn and soybean revenues were less than prior year revenues by $19 million and $9 million, respectively. These declines were primarily volume related, and were mostly attributable to reduced crop production and lower export demand. Flour/mill products and milo revenues also experienced year-over-year decreases. Partially offsetting the decline in volumes was an increase in yield, caused by traffic mix, price and length of haul, as well as a $9 million improvement in barley revenues. The increase in barley revenues was due to strong domestic demand, caused by favorable market conditions during the first quarter of 1994.

Current quarter revenues for Minerals Processors improved by $4 million when compared with the first quarter of 1993. Stronger clays and aggregates traffic, primarily related to increased export demand for bentonite clay, caused the majority of the increase in revenues for the quarter. Also, a rise in construction activity boosted glass minerals and cement revenues.

First quarter revenues for Intermodal, Forest Products, Chemicals, Consumer Products, Iron & Steel, Vehicles & Machinery and Aluminum, Nonferrous Metals & Ores were relatively flat compared with the first quarter of 1993. Intermodal revenues will reflect BN's decision to close two Intermodal hub centers in Texas beginning with the second quarter.

Total current year revenues also benefited from a $19 million reduction in shortlines and other. This decline was partially due to increased miscellaneous revenue of $8 million, additional haulage agreement revenues and a $6 million decrease in payments to shortline railroads caused by less BN traffic on their lines.

Expenses

Total operating expenses for the first quarter of 1994 were $1,028 million compared with expenses of $1,002 million for the same period in 1993. The operating ratio was 85 percent, an improvement of 1 percentage point compared with the first quarter of 1993, as increased revenues more than offset increased operating expenses.

Compensation and benefits expenses were $6 million greater compared with the first quarter of 1993. The combination of severe winter weather, the three percent basic wage increase for union represented employees effective July 1993 and higher traffic volumes caused increased wages and related payroll taxes. Increases in salaries and pension expense, due to a reduction in the discount rate used in determining the projected benefit obligation, also contributed to higher compensation and benefits expenses. These increases were partially offset by a $7 million decrease caused by reduced crew sizes in the Northern tier, decreases for cost of living allowances and decreases in an annuity tax.

Fuel expenses for the quarter were $5 million lower compared with 1993 primarily due to a $7 million price variance. The average price paid for diesel fuel decreased from 60.4 cents per gallon in the first quarter of 1993

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

to 55.5 cents per gallon in the first quarter of 1994 despite the 4.3 cents per gallon increase in the federal fuel tax, effective October 1, 1993, as part of the Omnibus Budget Reconciliation Act of 1993. These savings were partially offset by increased consumption due to a higher traffic volume and the severe weather experienced in January and February 1994. BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and petroleum futures contracts.

Materials expenses for the first quarter of 1994 increased $5 million compared with 1993, primarily due to higher locomotive and track materials costs which partially resulted from the severe winter weather. Repairs for locomotives increased due to weather-induced equipment failures, a larger fleet size in 1994 and a demand for locomotive power necessitating a higher in-service status for the fleet.

Equipment rents expenses were $10 million higher than the first quarter of 1993 principally due to an increase in car-hire expenses of $6 million. Expanded automotive traffic increased rentals of flat cars and autoracks, and strong chemicals shipments increased rentals of tank cars. Decreased train velocity caused by severe weather operating conditions also resulted in higher car-hire expenses. Higher costs were further attributable to a larger leased covered hopper fleet size and increased lease rates as well as the leasing of locomotives to meet power requirements.

Purchased services for the quarter increased $12 million from the first quarter of 1993. The most significant contributing factors were higher intermodal and automotive traffic related costs and third party locomotive maintenance and repairs costs. These increases were partially offset by haulage agreement related payments from the Atchison, Topeka and Santa Fe Railroad (ATSF) for services provided by BN to ATSF.

Depreciation expense for the first three months of 1994 was slightly higher than the same period in 1993.

Other operating expenses were $3 million lower compared with the first quarter of 1993. An $11 million decrease in costs associated with personal injury claims was substantially offset by increases in derailment-related expenses and property taxes.

Interest expense for the quarter increased $6 million compared with the first quarter in 1993, due to a higher average outstanding debt balance in 1994 and a favorable court ruling in 1993 which reduced interest expense for the 1993 period.

Other expense, net was $2 million lower in the first quarter of 1994 compared with the same period in 1993. This resulted primarily from the net gain on property dispositions occurring in the first quarter of 1994.

The effective tax rate was 38.7 percent for 1994 compared with 37.6 percent for the first quarter of 1993. This increase resulted primarily from the 1 percent increase in the corporate federal income tax rate as a part of the Omnibus Budget Reconciliation Act of 1993.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other matters

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

BN is involved in a number of administrative and judicial proceedings in which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. BN paid approximately $5 million during the three months ended March 31, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, BN expects to spend approximately $120 million in future years to remediate and restore these sites.

Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. BN's best estimate of unasserted claims was approximately $5 million as of March 31, 1994. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Wheat and Barley Transportation Rates

In September 1980 a class action lawsuit was filed against Railroad in United States District Court for the District of Montana ("District Court") challenging the reasonableness of Railroad's export wheat and barley rates.
The class consists of Montana grain producers and elevators. The plaintiffs sought a finding that Railroad's single car export wheat and barley rates for shipments moving from Montana to the Pacific Northwest were unreasonably high and requested damages in the amount of $64 million. In March 1981 the District Court referred the rate reasonableness issue to the Interstate Commerce Commission ("ICC"). Subsequently, the State of Montana filed a complaint at the ICC challenging Railroad's multiple car rates for Montana wheat and barley movements occurring after October 1, 1980.

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

Railroad appealed to the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") those portions of the ICC's decisions concerning the post-October 1, 1980 rate levels. Railroad's primary contention on appeal was that the ICC erred in using the revenue to variable cost rate standard to judge the rates instead of Constrained Market Pricing/Stand Alone Cost principles. The limited portions of decisions that cover pre-October 1, 1980 rates were appealed to the Montana District Court.

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

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                           PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The date of the annual meeting was April 21, 1994.
     (b)  Not required.
     (c)  The following matters were voted on at the meeting:
          (1) The following persons were nominated and elected to serve as directors of BNI:
                         Affirmative          Votes        Absten-      Broker
       Name                 Votes            Withheld       tions      Nonvotes

J. S. Blanton             78,804,771          345,743       None.        None.
D. P. Davison             78,789,662          360,852         "            "
D. J. Evans               78,755,757          394,757         "            "
G. Grinstein              78,807,328          343,186         "            "
B. C. Jordan              78,783,810          366,704         "            "
B. F. Love                78,791,623          358,891         "            "
A. R. Weber               78,814,835          335,679         "            "
E. E. Whitacre, Jr.       78,829,771          320,743         "            "
M. B. Yanney              78,814,671          335,843         "            "

          (2) The Burlington Northern Inc. Senior Executive Performance Incentive Plan pursuant to which certain senior executive officers would be eligible to receive annual bonuses upon the satisfaction of certain performance criteria was voted on and adopted.
                         Affirmative          Votes        Absten-      Broker
                            Votes            Withheld       tions      Nonvotes

                          64,026,788       13,728,311    1,395,415       None.

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         The following exhibits are filed as part of this report:

         Designation                         Nature of Exhibit

              4 BN has either previously filed with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of BN.

             11                    Computation of earnings per common share.

             12 Computation of ratio of earnings to fixed charges.

     B.  Reports on Form 8-K

         During the quarter covered by this report there were no reports on Form 8-K filed.

         Items 2, 3 and 5 of Part II were not applicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BURLINGTON NORTHERN INC.
                               (Registrant)



                               By:  David C. Anderson
                                    Executive Vice President,
                                      Chief Financial Officer and
                                      Chief Accounting Officer









Date:  May 2, 1994

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                                 Exhibit Index

Exhibit                                                                Page
Number                            Description                         Number

  11                      Computation of earnings per                   16
                          common share

  12                      Computation of ratio of                       17
                          earnings to fixed charges