Form 10-Q
period 1994-06-30
BURLINGTON NORTHERN INC/DE/
filed 1994-08-04
CIK 351979

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                           Outstanding
           -----                                           -----------
Common stock, without par value
     as of June 30, 1994                                89,215,188 shares

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                               TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION                                     Page
                                                                       ----
    Item 1.  Financial Statements . . . . . . . . . . . . . . . . .      1

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . . . . .      5




PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .     15

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     18




                                      (i)

                         PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements


                   BURLINGTON NORTHERN INC. and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars In Millions, Except Per Share Data)
                                  (Unaudited)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------   ----------------
                                         1994        1993      1994     1993
                                        ------      ------    ------   ------
Revenues..............................  $1,192      $1,142    $2,402   $2,312

Costs and expenses:
  Compensation and benefits...........     426         416       873      857
  Fuel................................      89          89       172      177
  Materials...........................      70          74       155      154
  Equipment rents.....................     111          96       217      188
  Purchased services..................     115         117       232      222
  Depreciation........................      89          86       176      172
  Other...............................     114         116       217      226
                                        ------      ------    ------   ------
    Total costs and expenses..........   1,014         994     2,042    1,996
                                        ------      ------    ------   ------
Operating income......................     178         148       360      316

Interest expense......................      39          36        78       69
Other income (expense), net...........      (5)          3        (6)       -
                                        ------      ------    ------   ------
Income before income taxes and
  cumulative effect of change in
  accounting method...................     134         115       276      247
Income tax expense....................      52          43       107       93
                                        ------      ------    ------   ------
Income before cumulative effect of
  change in accounting method.........      82          72       169      154
Cumulative effect of change in
  accounting method, net of tax.......       -           -       (10)       -
                                        ------      ------    ------   ------
Net income............................  $   82      $   72    $  159   $  154
                                        ======      ======    ======   ======
Earnings (loss) per common share:
  Income before cumulative effect of
    change in accounting method.......  $  .85      $  .74    $ 1.75   $ 1.60
  Cumulative effect of change in
    accounting method.................       -           -      (.11)       -
                                        ------      ------    ------   ------
Earnings per common share.............  $  .85      $  .74    $ 1.64   $ 1.60
                                        ======      ======    ======   ======
Number of shares used in computation
  of earnings (loss) per common share
  (in thousands)......................  90,244      89,709    90,286   89,439

Dividends declared per common share...  $  .30      $  .30    $  .60   $  .60


         See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)
                                  (Unaudited)



                     ASSETS                       June 30,       December 31,
                                                    1994             1993
                                                   ------           ------
Current assets:
  Cash and cash equivalents..................      $   18           $   17
  Accounts receivable, net...................         569              589
  Materials and supplies.....................         117               91
  Current portion of deferred income taxes...         170              167
  Other current assets.......................         162               27
                                                   ------           ------
    Total current assets.....................       1,036              891

Property and equipment, net..................       6,074            5,909
Other assets.................................         284              245
                                                   ------           ------
    Total assets.............................      $7,394           $7,045
                                                   ======           ======

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................      $  509           $  492
  Casualty and environmental reserves........         274              286
  Compensation and benefits payable..........         254              271
  Taxes payable..............................         138              123
  Accrued interest...........................          46               44
  Other current liabilities..................          79              102
  Current portion of long-term debt..........          36              185
  Commercial paper...........................         204               26
                                                   ------           ------
    Total current liabilities................       1,540            1,529

Long-term debt...............................       1,694            1,526
Deferred income taxes........................       1,388            1,342
Casualty and environmental reserves..........         410              426
Other liabilities............................         332              303
                                                   ------           ------
    Total liabilities........................       5,364            5,126
                                                   ------           ------
Stockholders' equity:
  Convertible preferred stock, no par value,
    $345 liquidation value; 25,000,000 shares
    authorized; 6,900,000 shares issued......         337              337
  Common stock, without par value, at stated
    value, 300,000,000 shares authorized;
    89,311,412 shares and 88,881,675 shares
    issued, respectively.....................           1                1
  Additional paid-in capital.................       1,442            1,420
  Retained earnings..........................         293              198
  Treasury stock, at cost,  96,224 shares and
    85,536 shares, respectively..............          (5)              (4)
  Other......................................         (38)             (33)
                                                   ------           ------
    Total stockholders' equity...............       2,030            1,919
                                                   ------           ------
    Total liabilities and stockholders'
      equity.................................      $7,394           $7,045
                                                   ======           ======

See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Millions)
                                  (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                     ---------------------
                                                      1994           1993
                                                     ------         ------
Cash flows from operating activities:
  Net income........................................ $  159         $  154
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of change in accounting
        method......................................     10              -
      Depreciation..................................    176            172
      Deferred income taxes.........................     50             43
      Changes in current assets and liabilities:
        Accounts receivable, net....................     20             15
        Materials and supplies......................    (27)             1
        Other current assets........................   (135)           (26)
        Accounts payable............................     17            (13)
        Casualty and environmental reserves.........    (12)            17
        Compensation and benefits payable...........    (15)           (27)
        Taxes payable...............................     17             16
        Accrued interest............................      2              4
        Other current liabilities...................    (23)           (23)
      Changes in long-term casualty and
        environmental reserves......................    (16)           (25)
      Other, net....................................    (23)           (29)
                                                     ------         ------
Net cash provided by operating activities...........    200            279
                                                     ------         ------
Cash flows from investing activities:
  Additions to property and equipment...............   (294)          (283)
  Proceeds from property and equipment dispositions      22             15
  Other, net........................................    (13)           (16)
                                                     ------         ------
Net cash used in investing activities...............   (285)          (284)
                                                     ------         ------
Cash flows from financing activities:
  Net increase in commercial paper..................    178             98
  Proceeds from issuance of long-term debt..........    149              -
  Payments on long-term debt........................   (181)           (72)
  Dividends paid....................................    (64)           (62)
  Proceeds from exercise of common stock options....      5              9
  Other, net........................................     (1)             -
                                                     ------         ------
Net cash provided by (used in) financing activities.     86            (27)
                                                     ------         ------
Increase (decrease) in cash and cash equivalents....      1            (32)
Cash and cash equivalents:
  Beginning of period...............................     17             57
                                                     ------         ------
  End of period..................................... $   18         $   25
                                                     ======         ======
Supplemental cash flow information:
  Interest paid, net of amounts capitalized......... $   74         $   70
  Income taxes paid, net of refunds.................     39             46

Supplemental noncash investing and financing
  activities information:
  Assets financed through a capital lease obligation $   50         $    -


See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Accounting policies

    The 1993 Annual Report on Form 10-K for Burlington Northern Inc. (BNI) and its majority-owned subsidiaries (collectively BN) includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The principal subsidiary is Burlington Northern Railroad Company (Railroad). The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly BN's financial position as of June 30, 1994 and December 31, 1993 and the results of operations for the three-month and six-month periods ended June 30, 1994 and 1993 and cash flows for the six-month periods ended June 30, 1994 and 1993 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

2.  Other income (expense), net

    Other income (expense), net includes the following (in millions):


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------   ----------------
                                          1994        1993     1994      1993
                                         ------      ------   -------   ------
    Gain (loss) on property dispositions $   (1)     $    4   $    1    $    4
    Loss on sale of receivables.........     (2)         (2)      (4)       (5)
    Interest income.....................      -           -        1         1
    Miscellaneous, net..................     (2)          1       (4)        -
                                         ------      ------   -------   ------
    Total............................... $   (5)     $    3   $   (6)   $    -
                                         ======      ======   =======   ======

3.  Accounting change

    Effective January 1, 1994, BN adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect, net of $7 million income tax benefit, of this change in accounting attributable to years prior to 1994, at the time of adoption, was to decrease 1994 income by $10 million, or $.11 per common share.

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

Capital Resources and Liquidity
- - -------------------------------
Cash from operations and other resources

Cash generated from operations is BN's primary source of liquidity and is primarily used for dividends and capital expenditures. For the first six months of 1994, cash provided by operating activities decreased $79 million when compared with the first six months of 1993. This decrease was primarily attributable to a $97 million increase in the purchase of assets held in "Other current assets" pending final financing arrangements and an increase of $14 million in incentive compensation paid. These items were partially offset by a $42 million decrease in labor-related payments and a $14 million decline in the level of accounts receivables sold during the six months ended June 30, 1993. While current year cash from operations was sufficient to fund dividends, it was not sufficient to completely fund capital expenditures; therefore, the balance was financed with debt. Available sources for financing needs are discussed below.

In 1993, BN entered into an agreement to acquire 350 new-technology alternating current traction motor locomotives. To date, BN has accepted delivery of 63 locomotives and anticipates additional deliveries of approximately 45 units in 1994 as well as deliveries of between approximately 60 and 100 units each year from 1995 through 1997. Future cash from operations during this strategic investment period may not, at times, be sufficient to completely fund dividends as well as capital expenditures and strategic investments. Therefore, these requirements will likely be financed using a combination of sources including, but not limited to, cash from operations, operating leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

In May 1994, BNI issued $150 million of 7.4 percent notes due May 15, 1999 and used the proceeds to retire $150 million aggregate principal amount of Railroad Consolidated Mortgage Bonds, 8 7/8 percent, Series I, due May 30, 1994. The 7.4 percent notes were the initial offering under an effective registration statement on Form S-3 covering the issuance, from time to time, of up to $500 million aggregate principal amount of debt securities. This issuance reduced the amount available for future issuance to $350 million.

Railroad maintains an effective program for the issuance, from time to time, of commercial paper. These borrowings are supported by Railroad's bank credit agreements. Outstanding commercial paper balances are considered as reducing available borrowings under these agreements. The bank credit agreements allow borrowings of up to $300 million on a short-term basis and $500 million on a long-term basis. Annual facility fees are 0.125 and 0.1875 percent, respectively. At Railroad's option, borrowing rates are based on prime, certificate of deposit or London Interbank Offered rates. The agreements are

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

currently scheduled to expire on May 5, 1995 and May 6, 1999, respectively. The maturity value of commercial paper outstanding at June 30, 1994 was $205 million, leaving a total of $95 million of the short-term credit agreement available and $500 million of the long-term credit agreement available. The maturity value of commercial paper outstanding at December 31, 1993 was $27 million.

Railroad has an agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable with limited recourse. As of June 30, 1994, the agreement allowed for the sale of accounts receivable up to a maximum of $175 million. The agreement expires not later than December 1994. At both June 30, 1994 and December 31, 1993, accounts receivable were net of $100 million representing receivables sold.

Capital expenditures and resources

A breakdown of capital expenditures is set forth in the following table (in millions):


Six months ended June 30,                              1994          1993
- - --------------------------------------------------------------------------
Road, roadway structures and real estate..........     $228          $200
Equipment.........................................      116            83
                                                       ----          ----
Total.............................................     $344          $283
                                                       ====          ====

During the current year BN will continue to reinvest in its business through capital expenditures. Capital spending should remain at a level comparable to 1993. The above capital expenditures for equipment includes $50 million of equipment acquired using a capital lease arrangement. As discussed in "Cash from operations and other resources," BN has a commitment to acquire 350 new-technology alternating current traction motor locomotives through 1997. Also, BN will continue its implementation of several strategic initiatives for transportation network management using information systems technology which will require additional capital expenditures.

In addition to capital expenditures, BN continues to utilize operating leases to fulfill certain equipment requirements. BN had $111 million of equipment held in "Other current assets" at June 30, 1994 pending final financing arrangements which may include a sale and lease-back. Also, depending upon current market conditions and other factors, a portion of the locomotives discussed above may be obtained through operating leases rather than purchases. In the first six months of 1994, BN renewed leases primarily for locomotives and covered hoppers, while in the first six months of 1993, renewals were primarily for containers and locomotives.

Dividends

Common stock dividends declared for the first six months of 1994 and 1993 were $.60 per common share. Dividends paid on common and preferred stock were $64 million compared with $62 million during the prior year. BNI expects to continue its current policy of paying regular quarterly dividends on its common and preferred stock; however, dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital structure

BN's ratio of total debt to total capital was 49 percent at June 30, 1994 compared to 48 percent at December 31, 1993.

Results of Operations
- - --------------------
Three months ended June 30, 1994 compared with three months ended June 30, 1993

BN recorded net income of $82 million, or $.85 per common share, on 90.2 million shares for the second quarter of 1994 compared with net income of $72 million, or $.74 per common share, on 89.7 million shares for the same period in 1993.

Revenues

The following table presents BN's revenue information by Railroad business unit:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
                                        ---------------    -----------------    -----------------
Three months ended June 30,              1994     1993      1994       1993     1994        1993
- - -------------------------------------------------------------------------------------------------
                                         (In Millions)       (In Millions)         (In Cents)
Coal..............................      $  417   $  373    35,030     29,950     1.19        1.25
Agricultural Commodities..........         158      163     6,332      7,094     2.50        2.30
Intermodal........................         172      181     5,784      5,813     2.97        3.11
Forest Products...................         126      119     5,310      4,788     2.37        2.49
Chemicals.........................         107      106     3,824      3,799     2.80        2.79
Consumer Products.................          64       61     2,231      2,105     2.87        2.90
Minerals Processors...............          52       50     2,067      2,023     2.52        2.47
Iron & Steel......................          44       45     2,009      2,123     2.19        2.12
Vehicles & Machinery..............          50       49       665        651     7.52        7.53
Aluminum, Nonferrous Metals & Ores          25       26       942      1,032     2.65        2.52
Shortlines and other..............         (23)     (31)   (2,054)    (2,404)       -           -
                                        ------   ------    ------     ------
Total.............................      $1,192   $1,142    62,140     56,974     1.92        2.00
                                        ======   ======    ======     ======

Total revenues for the second quarter of 1994 were $1,192 million compared with revenues of $1,142 million for the same period in 1993, an improvement of $50 million. This increase was primarily due to improved Coal revenues.

Coal revenues for the second quarter of 1994 improved $44 million compared with the same period in 1993. This increase was primarily caused by a rise in the demand for electricity as well as the need for utilities to replenish coal stockpiles which were partially depleted during the 1993 summer flooding. Partially offsetting the 17 percent increase in traffic was a decline in revenues per revenue ton mile. Lower yields resulted from continuing competitive pricing pressures in contract renegotiations and declining cost indices.

Revenues from the transportation of Agricultural Commodities during the second quarter of 1994 were $5 million less than the second quarter of 1993. This

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

decrease was principally caused by a $12 million decline in corn revenues. This volume related decline was largely attributable to reduced crop production and lower export demand. Partially offsetting the decline in corn revenues was an improvement in barley revenues. This improvement resulted from strong domestic demand caused by favorable market conditions during the second quarter of 1994. The impact of an overall volume decline was reduced by an increase in yield which is a product of traffic mix, price and length of haul.

Intermodal revenues for the second quarter of 1994 were $9 million less than the second quarter of 1993. This decrease reflects BN's decision to close two intermodal hub centers in Texas. BN has estimated lost revenues in excess of $25 million during the second quarter of 1994 relating to the closure of these hubs. Withdrawal from the Texas market, however, has helped improve operating performance in BN's key intermodal lanes, boosting revenues from existing customers and offsetting a portion of the lost revenues. Also offsetting lost revenues was an increase in international-intermodal traffic which benefited from escalated demand from a few of BN's large customers.

Forest Products revenues for the current quarter improved by $7 million when compared with the same period in 1993. This improvement was due to an $8 million increase in lumber revenues caused by an increase in housing starts during the current year.

Second quarter revenues for Chemicals, Consumer Products, Minerals Processors, Iron & Steel, Vehicles & Machinery and Aluminum, Nonferrous Metals & Ores were relatively flat when compared with the second quarter of 1993.

Second quarter revenues also benefited from an $8 million reduction in Shortlines and other. This reduction was primarily due to additional haulage agreement revenues of $5 million.

Expenses

Total operating expenses for the second quarter of 1994 were $1,014 million compared with expenses of $994 million for the same period in 1993. The operating ratio was 85 percent, an improvement of 2 percentage points compared with the second quarter of 1993.

Compensation and benefits expenses were $10 million greater compared with the second quarter of 1993. Higher traffic volumes during 1994 and the three percent basic wage increase for union represented employees, effective July 1993, caused an increase in excess of $9 million to wages and related payroll taxes. Increases in salaries and pension expense, due to a reduction in the discount rate used in determining the projected benefit obligation, also contributed to higher compensation and benefits expenses. These increases were partially offset by a decrease of $7 million caused by reduced crew sizes in the Northern tier, decreases for cost of living allowances and decreases in railroad unemployment and annuity taxes.

Fuel expenses for the quarter were flat compared with 1993. The average price paid for diesel fuel decreased to 57.6 cents per gallon in the second quarter of 1994 from 63.0 cents per gallon in the second quarter of 1993 despite the

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

4.3 cents per gallon increase in the federal fuel tax, effective October 1, 1993, enacted as part of the Omnibus Budget Reconciliation Act of 1993. The resulting favorable price variance of $9 million was offset by increased consumption due to higher traffic volumes and a larger fleet size. BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and petroleum futures contracts.

Materials expenses for the second quarter of 1994 decreased by $4 million compared with the second quarter of 1993. Increased track material costs resulting from higher maintenance levels were more than offset by a reduction in expenditures for safety and protective equipment deployed in 1993 and increased scrap sales.

Equipment rents expenses for the second quarter of 1994 were $15 million greater when compared with the second quarter of 1993 principally due to payments of $7 million for failure to achieve service commitments under various transportation agreements. A 9 percent increase in traffic volumes during 1994 resulted in a larger fleet of leased locomotives and rail cars on a short-term basis, causing an increase in lease expenses.

Purchased services decreased $2 million from the second quarter of 1993. The most significant contributing factor were payments received from The Atchison, Topeka and Santa Fe Railway Company (ATSF) to reimburse BN for operating services provided to ATSF. This decrease was partially offset by increases in intermodal and automotive traffic-related costs and derailment-related costs.

Depreciation expense for the second quarter of 1994 increased $3 million when compared to the second quarter of 1993, primarily due to higher traffic levels and an increase in the asset base.

Other operating expenses were $2 million lower compared with the second quarter of 1993. A $12 million decrease in costs associated with personal injury claims was substantially offset by increases in derailment-related expenses of approximately $6 million.

Interest expense for the quarter increased $3 million compared with the second quarter in 1993, due to a higher average outstanding debt balance in 1994.

Other expense, net of income, increased $8 million from the second quarter of 1993 primarily due to a net loss on property dispositions occuring in the second quarter of 1994 as compared with a net gain in 1993.

The effective tax rate was 38.7 percent for the second quarter of 1994 compared with 37.6 percent for the second quarter of 1993. This increase resulted primarily from the 1 percent increase in the corporate federal income tax rate as a part of the Omnibus Budget Reconciliation Act of 1993. This rate change was enacted in the third quarter of 1993 with retroactive application. Previously issued financial statements were not adjusted.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six months ended June 30, 1994 compared with six months ended June 30, 1993

BN had net income of $159 million, or $1.64 per common share, on 90.3 million shares for the first six months of 1994 compared with net income of $154 million, or $1.60 per common share, on 89.4 million shares for the same period in 1993.

Revenues

The following table presents BN's revenue information by Railroad business unit:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
                                        ---------------    -----------------    -----------------
Six months ended June 30,                1994     1993      1994       1993     1994        1993
- - -------------------------------------------------------------------------------------------------
                                         (In Millions)       (In Millions)         (In Cents)
Coal...............................     $  835   $  754    67,532     59,042     1.24        1.28
Agricultural Commodities...........        354      380    14,296     17,502     2.48        2.17
Intermodal.........................        350      357    11,681     11,537     3.00        3.09
Forest Products....................        248      241    10,363      9,904     2.39        2.43
Chemicals..........................        206      205     7,346      7,432     2.80        2.76
Consumer Products..................        129      126     4,509      4,349     2.86        2.90
Minerals Processors................         98       92     3,967      3,752     2.47        2.45
Iron & Steel......................          84       87     3,994      4,048     2.10        2.15
Vehicles & Machinery...............         97       94     1,293      1,223     7.50        7.69
Aluminum, Nonferrous Metals & Ores          51       53     1,941      2,047     2.63        2.59
Shortlines and other...............        (50)     (77)   (4,277)    (5,468)       -           -
                                        ------   ------   -------    -------
Total..............................     $2,402   $2,312   122,645    115,368     1.96        2.00
                                        ======   ======   =======    =======

Total revenues for the first six months of 1994 were $2,402 million compared with revenues of $2,312 million for the same period in 1993. The $90 million improvement was primarily attributable to Coal revenues. Lower Agricultural Commodities revenues were offset by reduced Shortlines and other.

Coal revenues improved $81 million during the first six months of 1994 as a result of increased traffic. This increase was primarily caused by a rise in the demand for electricity as well as the need for utilities to replenish coal stockpiles which were partially depleted during the 1993 summer flooding. Partially offsetting the increase in traffic was a decline in revenues per revenue ton mile. Lower yields resulted from continuing competitive pricing pressures in contract renegotiations and declining cost indices.

Revenues from the transportation of Agricultural Commodities during 1994 were $26 million less than the first six months of 1993, primarily as a result of a decline in volumes. This decrease was principally caused by corn and soybean revenues which were less than prior year revenues by $31 million and $10 million, respectively. These volume related declines were largely attributable to reduced crop production and lower export demand. A $13 million improvement in barley revenues, caused by favorable market conditions during the first six months of 1994 partially offset corn and soybean results. The impact of the overall volume decline was reduced by an increase in yield which is a product of traffic mix, price and length of haul.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues for Intermodal decreased $7 million, for the year, while Forest Products and Minerals Processors revenues increased $7 million and $6 million, respectively, when compared with the same period in 1993. Intermodal revenues reflect BN's decision to close two intermodal hub centers in Texas beginning in the second quarter of this year. BN has estimated lost revenues in excess of $25 million for the first six months of 1994 relating to the closure of these hubs. Withdrawal from the Texas market, however, has helped improve operating performance in BN's key intermodal lanes, boosting revenues from existing customers and offsetting a portion of the lost revenues. Increased housing starts during the current year contributed to a $10 million improvement in lumber revenues within Forest Products revenues, while improved Minerals Processors revenues resulted from stronger clays and aggregates traffic caused by an increase in export demand.

Current year revenues for Chemicals, Consumer Products, Iron & Steel, Vehicles & Machinery and Aluminum, Nonferrous Metals & Ores were relatively flat compared with the same period in 1993.

Total current year revenues also benefited from a $27 million reduction in Shortlines and other. This decline was partially due to a decrease in amounts due to shortline railroads caused by less BN traffic on their lines, additional haulage agreement revenues and increased miscellaneous revenues.

Expenses

Total operating expenses for the first six months of 1994 were $2,042 million compared with expenses of $1,996 million for the same period in 1993. The operating ratio for the six months ended June 30, 1994 was 85 percent compared with 86 percent for the same period in 1993.

Compensation and benefits expenses for the first six months of 1994 were $16 million greater when compared with 1993. The combination of higher traffic volumes in 1994, the three percent basic wage increase for union represented employees, effective July 1993, and severe winter weather in January and February of 1994 caused an increase in excess of $18 million to wages and related payroll taxes. Increases in salaries, related payroll taxes and pension expense, due to a reduction in the discount rate used in determining the projected benefit obligation, also contributed to higher compensation and benefits expenses. These increases were partially offset by a $14 million decrease due to reduced crew sizes in the Northern tier, decreases for cost of living allowances and decreases in railroad unemployment and annuity taxes.

Fuel expenses for the first six months of 1994 were $5 million lower compared with 1993 primarily due to a favorable price variance of $16 million. The average price paid for diesel fuel decreased to 56.6 cents per gallon in 1994 from 61.7 cents per gallon in 1993 despite the 4.3 cents per gallon increase in the federal fuel tax, effective October 1, 1993, enacted as part of the Omnibus Budget Reconciliation Act of 1993. These savings were partially offset by increased consumption due to higher traffic volumes and severe weather experienced in January and February of 1994. BN has a program

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and petroleum futures contracts.

Materials expenses for the first six months of 1994 increased $1 million compared with 1993, primarily due to higher track and locomotive materials costs resulting from higher maintenance levels and severe winter weather experienced in January and February of 1994. These costs were partially offset by increased scrap sales due to the higher maintenance levels and a reduction in expenditures for safety and protective equipment deployed in 1993.

Equipment rents expenses for the first six months of 1994 were $29 million higher than the first six months of 1993. A significant factor was payments of $11 million for failure to achieve service commitments under various transportation agreements. Also contributing to the increase were higher lease rentals, for both rail cars and locomotives, and higher car-hire expenses. These increases were attributable to traffic volume growth coupled with decreased train velocity. Slower performance resulted from severe weather operating conditions in January and February of 1994 and general equipment congestion caused by the additional rail cars in service.

Year-to-date purchased services expenses increased $10 million compared with the same period in 1993. The most significant contributing factors were higher intermodal and automotive traffic-related costs. These increases were partially offset by payments received from the ATSF for the reimbursement of operating services provided by BN to ATSF.

Depreciation expense for the first six months of 1994 was $4 million higher than the same period in 1993, due to higher traffic levels and an increase in BN's asset base.

Other operating expenses were $9 million less compared with the first six months of 1993. A $23 million decrease in costs associated with personal injury claims was substantially offset by an increase in derailment-related expenses of approximately $10 million and higher property taxes.

Interest expense for the year increased $9 million compared with 1993, due to a higher average outstanding debt balance in 1994 and a favorable court ruling in 1993 which reduced interest expense for the 1993 period.

Other expense, net of income, was $6 million higher in 1994 compared with the same period in 1993. This primarily resulted from lower net gains on property dispositions occurring in 1994 as compared with 1993.

The effective tax rate was 38.7 percent for the first six months of 1994 compared with 37.6 percent for the same period in 1993. This increase resulted primarily from the 1 percent increase in the corporate federal income tax rate as a part of the Omnibus Budget Reconciliation Act of 1993. This rate change was enacted in the third quarter of 1993 with retroactive application. Previously issued financial statements were not adjusted.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Matters
- - -------------

Environmental issues

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

BN is involved in a number of administrative and judicial proceedings in which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. BN paid approximately $9 million during the six months ended June 30, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, BN expects to spend approximately $110 million in future years to remediate and restore these sites.

Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. BN's best estimate of unasserted claims was approximately $5 million as of June 30, 1994. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

Proposed merger

As of June 29, 1994, BNI and Santa Fe Pacific Corporation (Santa Fe) entered into an Agreement and Plan of Merger (the Agreement) pursuant to which, on the terms and conditions set forth in the Agreement, Santa Fe will merge (the Merger) with and into BNI, and BNI will be the surviving corporation. On June 30, 1994, BNI and Santa Fe issued a joint press release announcing, among other things, the execution of the Agreement and describing the conversion of each Santa Fe share into 0.27 of a share of BNI common stock to be effected upon consummation of the proposed Merger. Consummation of the Merger is subject to approval by the stockholders of BNI and Santa Fe, approval by the Interstate Commerce Commission, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. As is typical in the context of a merger, upon stockholder approval, certain benefits of BN officers and employees will vest. In particular, restrictions placed upon certain BNI stock grants will lapse and the previously unearned compensation relating to such restricted stock, included in BNI stockholders' equity, will then be a non-cash charge to compensation and benefits expense. As of June 30, 1994 such unearned compensation relating to restricted stock was approximately $27 million. BN is currently evaluating alternatives pursuant to which such restrictions would continue to remain in effect by the voluntary action of certain BN officers and employees and accordingly, may delay the timing of recognition of the unearned compensation as expense and the amount thereof. While BN expects to incur additional costs related to the merger, it is anticipated that the combined company will realize significant business and economic advantages not available to either company on a stand alone basis.

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

Environmental Proceeding

On May 25, 1994, the United States Department of Justice ("Department") filed suit on behalf of the United States Environmental Protection Agency ("EPA") against Railroad in United States District Court for the Eastern District of

                    BURLINGTON NORTHERN INC. and SUBSIDIARIES

                            PART II OTHER INFORMATION

Wisconsin for the release of oil and hazardous substances into navigable waters of the United States in the course of three derailments. Specifically referenced are (1) the alleged release of hazardous substances into the Nemadji River and its shoreline near Superior, Wisconsin, on June 30, 1992, (2) the alleged release of oil into the North Platte River and its shoreline near Guernsey, Wyoming, on January 9, 1993, and (3) the alleged release of oil into a tributary of the Bighorn River near Worland, Wyoming, on May 6, 1993. The suit claims that pursuant to 33 U.S.C. Section 1321(b)(7), Railroad is liable to the United States for civil penalties of up to $25,000 per day of violation or $1,000 per barrel of oil or per reportable quantity of each hazardous substance discharged. The EPA calculates the statutory maximum penalty associated with these three spills to be $10,137,000. Railroad's answer in the suit is not yet due.

Under the applicable water pollution statutes it appears that some fine against Railroad is likely. However, such statutes, specifically 33 U.S.C. Section 1321(b)(8), provide that penalties shall be mitigated based upon factors such as the seriousness of the violation, the economic benefit to the violator, the degree of culpability, the history of violation and the response of the violator to minimize or mitigate the adverse effects of the spill.
Furthermore, issues concerning whether the Worland spill occurred in navigable waters of the United States and whether the EPA's calculations for the Nemadji spill are proper significantly affect the amount of any fine. Based upon the facts of these spills and Railroad's conduct, all of the above-referenced mitigation factors favor a substantially lower fine than that calculated by the EPA and the Department.

Settlement meetings with the Department have involved discussions of the basis for the Department's claims and penalty calculations, and Railroad has presented mitigating factors in the context of the allegations. Progress toward settlement has been achieved and the Railroad has made a settlement proposal. The Department has visited the spill site, and the Railroad is awaiting the government's settlement response. If a compromise is not reached, however, Railroad believes that it has substantial defenses to, and evidence to mitigate the severity of any fines which could be imposed. Railroad believes it can demonstrate that the amounts claimed by the government are out of proportion to any reasonable assessment. Accordingly, in litigation, Railroad believes it should be successful in significantly reducing the amount of any fine from the above calculated statutory maximum.

Merger-Related Litigation

Subsequent to the recent announcement of the Merger by BNI and Santa Fe, BNI has been named as a defendant in four lawsuits filed in the Court of Chancery of the State of Delaware entitled Miller v. Santa Fe Pacific Corporation, et
                                  ------------------------------------------
al., C.A. No. 13587 (filed June 30, 1994); Cosentino v. Santa Fe Pacific
- - ---                                        -----------------------------
Corporation, et al., C.A. No. 13588 (filed June 30, 1994); Fielding v. Santa Fe
- - -------------------                                        --------------------
Pacific Corporation, et al., C.A. No. 13591 (filed June 30, 1994) and Wadsworth
- - ---------------------------                                           ---------
v. Santa Fe Pacific Corporation, et al., C.A. No. 13597 (filed July 1, 1994)
- - ---------------------------------------
(collectively, the "Delaware Actions").  Each of the Delaware Actions purports to be brought as a class action on behalf of stockholders of Santa Fe, and each names as defendants Santa Fe, Santa Fe's directors, and BNI.  The Delaware
Actions each allege, in essence, (1) that the members of the Board of Directors

                    BURLINGTON NORTHERN INC. and SUBSIDIARIES

                            PART II OTHER INFORMATION

of Santa Fe breached fiduciary duties owed to the purported class of stockholders of Santa Fe by approving the Merger, (2) that the consideration to be paid to Santa Fe's stockholders in the Merger does not fairly compensate them for the shares they will be surrendering in the Merger, and (3) that Santa Fe's directors agreed to the Merger without taking adequate steps to evaluate Santa Fe and to achieve the best possible price available. In addition, certain of the Delaware Actions allege that defendants have failed to disclose all pertinent information concerning the Merger. The Miller and Fielding cases
                                                      ------     --------
further allege that the proposed merger is unfairly timed and structured and, if consummated, would allegedly unfairly deprive Santa Fe stockholders of standing to pursue certain pending shareholder derivative litigation. The Delaware actions allege that BNI aided and abetted the claimed breaches of fiduciary duty by Santa Fe's directors. BNI considers the allegation meritless and intends to vigorously contest this claim. The Delaware Actions seek, among other things, to enjoin the Merger, to rescind the Merger if it is consummated, unspecified monetary damages and attorneys' fees.

None of the defendants has yet responded to the complaints in the Delaware Actions. Plaintiffs in the Delaware Actions have moved to consolidate the Delaware Actions.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                           PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         The following exhibits are filed as part of this report:

         Designation                         Nature of Exhibit
         -----------                         -----------------

              2 Agreement and Plan of Merger, dated as of June 29, 1994 between Burlington Northern Inc. and Santa Fe Pacific Corporation (schedules thereto omitted, but available to the Securities and Exchange Commission upon request) and related letter agreements.

              4 BN has either previously filed with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of BN.

             11                    Computation of earnings per common share.

             12 Computation of ratio of earnings to fixed charges.

     B.  Reports on Form 8-K

         During the period, a report on Form 8-K, dated May 24, 1994, was filed containing an Underwriting Agreement dated May 17, 1994, between Burlington Northern Inc., Morgan Stanley & Co. Incorporated, Kidder, Peabody & Co. Incorporated and Salomon Brothers Inc and an Officers' Certificate pursuant to Section 301 of the Indenture dated as of February 14, 1992, between Burlington Northern Inc. and the First National Bank of Chicago, as Trustee, and a specimen form of global note.

         During the period, a report on Form 8-K, dated June 29, 1994, was filed attaching a press release announcing the execution of an Agreement and Plan of Merger, dated as of June 29, 1994, between Burlington Northern Inc. and Santa Fe Pacific Corporation, describing the conversion of Santa Fe shares to be effected upon consummation of the proposed Merger and setting forth certain conditions upon which the proposed Merger is contingent.

         Items 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BURLINGTON NORTHERN INC.
                               (Registrant)



                               By:  /s/ David C. Anderson
                                    --------------------------------------
                                    Executive Vice President,
                                      Chief Financial Officer and
                                      Chief Accounting Officer



Date:  August 4, 1994

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                                 Exhibit Index

                                                                   Sequentially
Exhibit                                                              Numbered
Number                    Description                                  Page
- - -------                   -----------                              ------------

   2                      Agreement and Plan of Merger,
                          dated as of June 29, 1994,
                          between Burlington Northern Inc.
                          and Santa Fe Pacific Corporation
                          (schedules thereto omitted, but
                          available to the Securities and
                          Exchange Commission upon request)
                          and related letter agreements.

  11                      Computation of earnings per
                          common share

  12                      Computation of ratio of
                          earnings to fixed charges