Form 10-K/A
period 1993-12-31
BURLINGTON NORTHERN INC/DE/
filed 1994-10-05
CIK 351979

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K/A

                                  AMENDMENT NO. 1
(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended       December 31, 1993

                                        OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _______________________ to ___________
     Commission file number     1-8159

                            BURLINGTON NORTHERN INC.
              (Exact name of registrant as specified in its charter)

           Delaware                                      41-1400580
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

3800 Continental Plaza, 777 Main St.
Fort Worth, Texas                                          76102-5384
(Address of principal executive offices)                 (Zip Code)
Registrant's telephone number, including area code         (817) 333-2000

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
      Title of each class                     which registered
      -------------------                 -------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X    No
                                                      ____     ____

     Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.          [  ]

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

                              Table of Contents
                              -----------------

           Item                                                           Page
           ----                                                           ----

Part  I    1.        Business.........................................     1

           2.        Properties........................................    1


Part II    7.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............    9

           8.        Financial Statements and Supplementary Data.......   23






                                      (i)

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

  Percent of revenues was calculated before consideration of shortline payments and other miscellaneous revenues. The principal contributors to rail transportation revenues were as follows (revenues and revenue ton miles in millions, carloadings in thousands):

                                                  Year ended December 31,
                                            ----------------------------------
                                              1993         1992         1991
                                            -------      -------      --------
Coal:
  Revenues................................  $  1,532     $  1,520     $  1,554
  Percent of revenues.....................        32%          32%          33%
  Revenue ton miles.......................   122,832      117,139      119,028
  Revenues per revenue ton mile...........      1.25cents    1.30cents    1.31cents
  Carloadings.............................     1,468        1,448        1,472
Agricultural Commodities:
  Revenues................................  $    784     $    777     $    778
  Percent of revenues.....................        16%          16%          17%
  Revenue ton miles.......................    35,451       36,831       38,123
  Revenues per revenue ton mile...........      2.21cents    2.11cents    2.04cents
  Carloadings.............................       423          454          450
Intermodal:
  Revenues................................  $    730     $    711     $    687
  Percent of revenues.....................        15%          15%          15%
  Revenue ton miles.......................    23,726       22,749       22,191
  Revenues per revenue ton mile...........      3.08cents    3.13cents    3.10cents
  Carloadings.............................     1,003        1,017        1,018

                                                  Year ended December 31,
                                            ----------------------------------
                                              1993         1992         1991
                                            -------      -------      --------
Forest Products:
  Revenues................................  $    483     $    489     $    469
  Percent of revenues.....................        10%          10%          10%
  Revenue ton miles.......................    19,724       20,030       18,747
  Revenues per revenue ton mile...........      2.45cents    2.44cents    2.50cents
  Carloadings.............................       280          283          278
Chemicals:
  Revenues................................  $    405     $    388     $    346
  Percent of revenues.....................         8%           8%           7%
  Revenue ton miles.......................    14,625       14,142       12,952
  Revenues per revenue ton mile...........      2.77cents    2.74cents    2.67cents
  Carloadings.............................       262          244          218
Consumer Products:
  Revenues................................  $    257     $    258     $    250
  Percent of revenues.....................         5%           5%           5%
  Revenue ton miles.......................     9,052        9,098        8,879
  Revenues per revenue ton mile...........      2.84cents    2.84cents    2.82cents
  Carloadings.............................       145          146          141
Minerals Processors:
  Revenues................................  $    195     $    180     $    184
  Percent of revenues.....................         4%           4%           4%
  Revenue ton miles.......................     7,982        7,410        7,625
  Revenues per revenue ton mile...........      2.44cents    2.43cents    2.41cents
  Carloadings.............................       178          170          163
Iron & Steel:
  Revenues................................  $    172     $    178     $    170
  Percent of revenues.....................         4%           4%           4%
  Revenue ton miles.......................     8,178        8,086        7,615
  Revenues per revenue ton mile...........      2.10cents    2.20cents    2.23cents
  Carloadings.............................       225          244          238
Vehicles & Machinery:
  Revenues................................  $    187     $    166     $    166
  Percent of revenues.....................         4%           4%           3%
  Revenue ton miles.......................     2,416        2,165        2,209
  Revenues per revenue ton mile...........      7.74cents    7.67cents    7.51cents
  Carloadings.............................       123          101          102
Aluminum, Non-Ferrous Metals & Ores:
  Revenues................................  $    103     $    108     $    103
  Percent of revenues.....................         2%           2%           2%
  Revenue ton miles.......................     3,919        4,180        3,632
  Revenues per revenue ton mile...........      2.63cents    2.58cents    2.84cents
  Carloadings.............................        68           71           69

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

Operating factors

  Certain significant operating statistics were as follows:

                                                                     Year ended December 31,
                                                   -----------------------------------------------------------
                                                     1993         1992         1991         1990         1989*
                                                   -------      -------      -------      -------      -------
Carloadings (in thousands)........................   4,175        4,178        4,149        4,335        4,215
Freight revenues per carload......................  $1,099       $1,080       $1,071       $1,052       $1,063
Revenue ton miles (in millions)................... 237,339      232,799      232,441      234,291      232,527
Revenues per revenue ton mile.....................    1.98cents    1.99cents    1.96cents    1.99cents    1.98cents
Revenue tons per carload..........................      83           82           82           79           75
Revenue tons per train............................   3,315        3,193        3,188        3,141        3,032
Freight train miles (in millions).................      72           73           73           75           77
Average length of haul (miles)....................     778          764          770          766          783
Gross ton miles, excluding locomotives
  (in millions)................................... 409,808      400,917      402,527      409,991      395,878
Operating ratio (excluding the 1991 special
  charge).........................................      86%          87%          90%          87%          86%
Operating expense per gross ton mile (excluding
  the 1991 special charge)........................     .99cents    1.01cents    1.02cents     .99cents    1.00cents
Gallons of fuel used (in millions)................     588          560          562          593          591
Average fuel price per gallon.....................    61.5cents    62.2cents    65.5cents    69.5cents    55.5cents
Gross ton miles per gallon of fuel used...........     697          716          716          691          670
Revenue ton miles per employee (in thousands).....   7,781        7,461        7,317        7,120        7,060
Revenues per employee (in thousands)..............    $154         $148         $144         $142         $140

*Beginning in 1990, BN reduced revenues and mileage for the effects of shortline railroads, which complete hauls for BN. In prior years, payments to shortline railroads were classified in operating expenses.

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

                                                                Year ended December 31,
                                                     ----------------------------------------------
                                                      1993      1992      1991      1990      1989
                                                     ------    ------    ------    ------    ------
Track miles of rail additions and replacements:
  New..........................................        387       461       380       301       326
  Used.........................................        356       299       281       299       208
Track miles surfaced or reballasted............      7,854     7,610     7,710     7,119     6,974
Ties inserted (in thousands):
  Wood.........................................      1,914     1,684     1,515     1,331     1,342
  Concrete.....................................        195       500       527       691       651

Equipment

  BN owned or leased, under both capital and operating leases, with an initial lease term in excess of one year, the following units of railroad rolling stock at December 31, 1993:

                                                         Number of Units
                                                    --------------------------
                                                     Owned    Leased     Total
                                                    ------    ------     -----
Locomotives:
  Freight......................................        753     1,162     1,915
  Passenger....................................          -         2         2
  Multi-purpose................................        159        50       209
  Switching....................................        176        18       194
                                                    ------    ------    ------
    Total locomotives..........................      1,088     1,232     2,320
                                                    ======    ======    ======
Freight Cars:
  Box-general purpose..........................        947     2,642     3,589
  Box-specially equipped.......................      4,587       689     5,276
  Gondola......................................      6,067       757     6,824
  Hopper-open top..............................      8,240       714     8,954
  Hopper-covered...............................     17,528    11,640    29,168
  Refrigerator.................................      3,347         9     3,356
  Flat.........................................      3,407       367     3,774
  Caboose......................................        498         -       498
  Other........................................        559         -       559
                                                    ------    ------    ------
    Total freight cars.........................     45,180    16,818    61,998
                                                    ======    ======    ======
Commuter passenger cars........................          -       141       141
                                                    ======    ======    ======

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


  In May 1993, Railroad entered into an agreement (Crew Consist Agreement No.
2) with the UTU covering approximately 3,400 UTU members in the northern portion of Railroad's system. Crew Consist Agreement No. 2, which represents the culmination of the program to eliminate surplus crew positions, was accrued for in the $185 million restructuring component of the June 1991 special charge. Crew Consist Agreement No. 2 provides for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer. It is similar to Crew Consist Agreement No. 1, covering the southern portion of Railroad's system. Each UTU member on the northern portion of Railroad's system received a one-time lump-sum payment of $5,000, pursuant to Crew Consist Agreement No. 2.

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

                                    PART II

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

Capital expenditures and resources

  A breakdown of capital expenditures is set forth in the following table (in millions):

Year ended December 31,                                1993      1992    1991
- - - -----------------------------------------------------------------------------
Road, roadway structures and real estate..........     $459      $403    $317
Equipment.........................................      217        84     192
                                                       ----      ----    ----
  Total capital expenditures......................     $676      $487    $509
                                                       ====      ====    ====

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


  BN projects capital spending for the next few years to be higher than in previous years partially as a result of certain strategic investments, with a projection for 1994 of approximately $650 million. As discussed in "Cash from operations and other resources," BN has a commitment to acquire 350 new-technology alternating current traction motor locomotives through 1997. This commitment will likely be financed using a combination of sources including, but not limited to, cash from operations, operating leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available. Also, BN will continue its implementation of several strategic initiatives for transportation network management using information systems technology.


  In addition to capital expenditures, BN continues to utilize operating leases to fulfill certain equipment requirements. In 1994, BN anticipates financing approximately $200 million of equipment through operating leases. BN also anticipates that the majority of the equipment to be financed through operating leases will consist of the new-technology alternating current traction motor locomotives. The method used to finance this equipment will depend upon current market conditions and other factors. During 1993, BN renewed leases primarily for intermodal doublestack cars and containers, and locomotives. In 1992, renewals were primarily for covered hoppers, locomotives and coal cars.

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

Revenues

  During 1993, BN refined Railroad's customer oriented business units by creating smaller, more focused business units. The following table presents BN's revenue information by Railroad business unit, and includes reclassification of prior-year information to conform to current year presentation:

                                                                                   Revenues Per
                                            Revenues       Revenue Ton Miles     Revenue Ton Mile
                                        ---------------   ------------------     ----------------
                                         1993     1992      1993       1992      1993        1992
                                        ------   ------   -------    -------     ----        ----
                                         (In Millions)       (In Millions)          (In Cents)
Coal.................................   $1,532   $1,520   122,832    117,139     1.25        1.30
Agricultural Commodities.............      784      777    35,451     36,831     2.21        2.11
Intermodal...........................      730      711    23,726     22,749     3.08        3.13
Forest Products......................      483      489    19,724     20,030     2.45        2.44
Chemicals............................      405      388    14,625     14,142     2.77        2.74
Consumer Products....................      257      258     9,052      9,098     2.84        2.84
Minerals Processors..................      195      180     7,982      7,410     2.44        2.43
Iron & Steel.........................      172      178     8,178      8,086     2.10        2.20
Vehicles & Machinery.................      187      166     2,416      2,165     7.74        7.67
Aluminum, Non-Ferrous Metals & Ores..      103      108     3,919      4,180     2.63        2.58
Shortlines and other.................     (149)    (145)  (10,566)    (9,031)       -           -
                                        ------   ------   -------    -------
  Total..............................   $4,699   $4,630   237,339    232,799     1.98        1.99
                                        ======   ======   =======    =======

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

  The 1991 special charge included the following pre-tax components (in millions):

     Restructuring
     Surplus crew position reduction program................   $185
     Separation pay program.................................     40
     Other
     Increase in estimated personal injury costs............   $350
     Increase in estimated environmental clean-up costs.....    133

Revenues

  During 1993, BN refined Railroad's customer oriented business units by creating smaller, more focused business units. The following table presents BN's revenue information by Railroad business unit, and includes reclassification of prior-year information to conform to current year presentation:

                                                                                   Revenues Per
                                            Revenues       Revenue Ton Miles     Revenue Ton Mile
                                        ---------------   ------------------     ----------------
                                         1992     1991      1992       1991      1992        1991
                                        ------   ------   -------    -------     ----        ----
                                         (In Millions)       (In Millions)          (In Cents)
Coal.................................   $1,520   $1,554   117,139    119,028     1.30        1.31
Agricultural Commodities.............      777      778    36,831     38,123     2.11        2.04
Intermodal...........................      711      687    22,749     22,191     3.13        3.10
Forest Products......................      489      469    20,030     18,747     2.44        2.50
Chemicals............................      388      346    14,142     12,952     2.74        2.67
Consumer Products....................      258      250     9,098      8,879     2.84        2.82
Minerals Processors..................      180      184     7,410      7,625     2.43        2.41
Iron & Steel.........................      178      170     8,086      7,615     2.20        2.23
Vehicles & Machinery.................      166      166     2,165      2,209     7.67        7.51
Aluminum, Non-Ferrous Metals & Ores..      108      103     4,180      3,632     2.58        2.84
Shortlines and other.................     (145)    (148)   (9,031)    (8,560)       -           -
                                        ------   ------   -------    -------
  Total..............................   $4,630   $4,559   232,799    232,441     1.99        1.96
                                        ======   ======   =======    =======

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

Expenses


  Total operating expenses for 1992 were $4,033 million compared with expenses of $4,798 million in 1991. The operating ratio for 1992 was 87 percent compared with the 1991 ratio of 105 percent. The improvement in operating expenses was partially attributable to savings in compensation and benefits and fuel costs. In addition, 1992 results do not include the $708 million (15 percent operating ratio effect in 1991) special charge which was included in BN's 1991 operating expenses.

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


  In May 1993, Railroad entered into an agreement (Crew Consist Agreement No.
2) with the UTU covering approximately 3,400 UTU members in the northern portion of Railroad's system. Crew Consist Agreement No. 2, which represents the culmination of the program to eliminate surplus crew positions, was accrued for in the $185 million restructuring component of the June 1991 special charge. Crew Consist Agreement No. 2 provides for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer. It is similar to Crew Consist Agreement No. 1, covering the southern portion of Railroad's system. Each UTU member on the northern portion of Railroad's system received a one-time lump-sum payment of $5,000, pursuant to Crew Consist Agreement No. 2.

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

  Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, BN is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. BN has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 55 sites (the PRP sites) and, in many instances, is one of several PRPs. BN generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, BN can be held jointly and severally liable for all environmental costs associated with a site.

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


  BN is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 170 sites for which it is being asked to participate in the clean-up of contaminated material discharged into the environment. These approximate 170 sites include the PRP sites. BN paid $27 million, $20 million and $21 million during 1993, 1992 and 1991, respectively, relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, BN expects to spend approximately $120 million in future years to remediate and restore these sites, $115 million of which pertains to mandated sites, of which approximately $55 million pertains to the PRP sites. Of the $120 million accrued, BN expects to spend $38 million during 1994. Also, BN anticipates that the majority of the $120 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. In addition, 19 sites account for approximately $95 million of the accrual; however, no individual site is considered to be material.


  Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At December 31, 1993, BN had accrued $120 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. BN's best estimate of unasserted claims was approximately $5 million as of the end of 1993. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Operations
Burlington Northern Inc. and Subsidiaries
(Dollars in millions, except per share data)


Year ended December 31,                               1993     1992     1991
- - - -----------------------------------------------------------------------------

Revenues...........................................  $4,699   $4,630   $4,559

Costs and expenses:
  Compensation and benefits........................   1,709    1,709    1,756
  Fuel.............................................     362      348      368
  Materials........................................     300      295      283
  Equipment rents..................................     395      389      401
  Purchased services...............................     457      449      442
  Depreciation.....................................     352      338      347
  Other............................................     463      505      493
  Special charge...................................       -        -      708
                                                     ------   ------   ------
      Total costs and expenses.....................   4,038    4,033    4,798
                                                     ------   ------   ------

Operating income (loss)............................     661      597     (239)
Interest expense...................................     145      186      226
Other income (expense), net........................       5       41      (25)
                                                     ------   ------   ------
Income (loss) before income taxes,
  extraordinary item and cumulative effect of
  changes in accounting methods....................     521      452     (490)
Income tax expense (benefit).......................     225      153     (184)
                                                     ------   ------   ------
Income (loss) before extraordinary item and
  cumulative effect of changes in accounting methods    296      299     (306)
Extraordinary item, loss on extinguishment
  of debt, net of tax..............................       -        -      (14)
                                                     ------   ------   ------
Income (loss) before cumulative effect of changes
  in accounting methods............................     296      299     (320)
Cumulative effect of changes in accounting methods,
  net of tax.......................................       -      (21)       -
                                                     ------   ------   ------
       Net income (loss)...........................  $  296   $  278   $ (320)
                                                     ======   ======   ======
Earnings (loss) per common share:
  Income (loss) before extraordinary item and
    cumulative effect of changes in accounting
    methods........................................  $ 3.06   $ 3.35   $(3.96)
  Extraordinary item...............................       -        -     (.18)
  Cumulative effect of changes in accounting methods      -     (.24)       -
                                                     ------   ------   ------
      Earnings (loss) per common share.............  $ 3.06   $ 3.11   $(4.14)
                                                     ======   ======   ======
Number of shares used in computation of earnings
  (loss) per common share (in thousands)...........  89,672   88,617   77,462






See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
Burlington Northern Inc. and Subsidiaries
(Dollars in millions)


December 31,                                              1993         1992
- - - ----------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents.........................     $   17       $   57
  Accounts receivable, net..........................        589          473
  Materials and supplies............................         91          106
  Current portion of deferred income taxes..........        167          144
  Other current assets..............................         27           23
                                                         ------       ------
    Total current assets............................        891          803

Property and equipment, net.........................      5,909        5,568
Other assets........................................        245          192
                                                         ------       ------
      Total assets..................................     $7,045       $6,563
                                                         ======       ======
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable..................................     $  492       $  473
  Casualty and environmental reserves...............        286          249
  Compensation and benefits payable.................        271          321
  Taxes payable.....................................        123          128
  Accrued interest..................................         44           41
  Other current liabilities.........................        102          101
  Current portion of long-term debt.................        185           40
  Commercial paper..................................         26            -
                                                         ------       ------
    Total current liabilities.......................      1,529        1,353

Long-term debt......................................      1,526        1,527
Deferred income taxes...............................      1,342        1,167
Casualty and environmental reserves.................        426          483
Other liabilities...................................        303          296
                                                         ------       ------
    Total liabilities...............................      5,126        4,826
                                                         ------       ------
Redeemable preferred stock..........................          -            9
                                                         ------       ------
Stockholders' equity:
  Convertible preferred stock, no par value,
    $345 liquidation value; 25,000,000 shares
    authorized; 6,900,000 shares issued.............        337          337
  Common stock, without par value, at stated value,
    300,000,000 shares authorized; 88,881,675 shares
    and 88,085,632 shares issued, respectively......          1            1
  Additional paid-in capital........................      1,420        1,385
  Retained earnings.................................        198           30
  Treasury stock, at cost, 85,536 shares and 61,743
    shares, respectively............................         (4)          (2)
  Other.............................................        (33)         (23)
                                                         ------       ------
    Total stockholders' equity......................      1,919        1,728
                                                         ------       ------
      Total liabilities and stockholders' equity......   $7,045       $6,563
                                                         ======       ======

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Burlington Northern Inc. and Subsidiaries
(Dollars in millions)


Year ended December 31,                              1993     1992      1991
- - - -----------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)...............................  $  296   $  278    $ (320)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Extraordinary loss............................       -        -        14
    Cumulative effect of changes in accounting
      methods.....................................       -       21         -
    Depreciation..................................     352      338       347
    Deferred income taxes.........................     156       56      (238)
    Special charge................................       -        -       708
    Changes in current assets and liabilities:
      Accounts receivable, net....................    (116)     (29)     (104)
      Materials and supplies......................       6        2         9
      Other current assets........................      (4)       2        (7)
      Accounts payable............................      19        6        (1)
      Casualty and environmental reserves.........      32        2        10
      Compensation and benefits payable...........     (47)      14       (58)
      Taxes payable...............................       -       28         8
      Accrued interest............................       3      (14)      (27)
      Other current liabilities...................      (2)       4        24
    Changes in long-term casualty and environmental
      reserves....................................     (57)      16       (14)
    Other, net....................................     (60)     (44)       17
                                                    ------   ------    ------
      Net cash provided by operating activities...     578      680       368
                                                    ------   ------    ------
Cash flows from investing activities:
  Additions to property and equipment.............    (676)    (487)     (509)
  Proceeds from property and equipment
    dispositions..................................      35       34        10
  Other, net......................................     (18)     (17)      (10)
                                                    ------   ------    ------
      Net cash used in investing activities.......    (659)    (470)     (509)
                                                    ------   ------    ------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock.......       -      337         -
  Proceeds from issuance of common stock..........       -        -       359
  Net increase (decrease) in commercial paper.....      26     (353)      118
  Proceeds from issuance of long-term debt........     224      416        51
  Payments on long-term debt......................     (88)    (470)     (343)
  Dividends paid..................................    (125)    (106)      (92)
  Proceeds from exercise of common stock options..      15       11        12
  Redemption of redeemable preferred stock........      (9)      (2)       (1)
  Other, net......................................      (2)      (2)       (3)
                                                    ------   ------    ------
      Net cash provided by (used in) financing
        activities................................      41     (169)      101
                                                    ------   ------    ------
        Increase (decrease) in cash and cash
          equivalents.............................     (40)      41       (40)
Cash and cash equivalents:
  Beginning of year...............................      57       16        56
                                                    ------   ------    ------
  End of year.....................................  $   17   $   57    $   16
                                                    ======   ======    ======
Supplemental cash flow information:
  Interest paid, net of amounts capitalized.......  $  144   $  197    $  246
  Income taxes paid, net of refunds...............      70       76        52

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
Burlington Northern Inc. and Subsidiaries
(Dollars in millions, except per share data)


                                                    Convertible           Additional   Retained
                                                     Preferred    Common   Paid-in     Earnings
Three years ended December 31, 1993                    Stock       Stock   Capital     (Deficit)
- - - ------------------------------------------------------------------------------------------------
Balance at December 31, 1990........................     $   -   $   965    $    -        $ 276
  Net loss..........................................                                       (320)
Dividends:
  Common stock, $1.20 per share.....................                                        (95)
  Redeemable preferred stock, $.55 per share........                                         (1)
Issuance of common stock (10,350,000 shares)........                 359
Adjustments associated with unearned compensation,
  restricted stock (223,850 shares).................                   5
Exercise of stock options and related tax benefit
  (573,521 shares)..................................                  15
Transfer capital in excess of stated value of
  common stock to additional paid-in capital........              (1,343)    1,343
Transfer restricted stock deferred compensation
  to unearned compensation, restricted stock........                            14
Other (24,726 shares)...............................                            (1)
                                                         -----   -------    ------        -----
Balance at December 31, 1991........................         -         1     1,356         (140)
  Net income........................................                                        278
Dividends:
  Common stock, $1.20 per share.....................                                       (105)
  Redeemable preferred stock, $.55 per share........                                         (1)
  Convertible preferred stock, $3.125 per share.....                                         (2)
Issuance of convertible preferred stock (6,900,000
  shares)...........................................       337
Adjustments associated with unearned compensation,
  restricted stock (214,475 shares).................                            12
Exercise of stock options and related tax benefit
  (438,139 shares)..................................                            14
Equity adjustment from minimum pension liability....
Other (15,253 shares)...............................                             3
                                                         -----   -------    ------        -----
Balance at December 31, 1992........................       337         1     1,385           30
Net income..........................................                                        296
Dividends:
  Common stock, $1.20 per share.....................                                       (106)
  Convertible preferred stock, $3.125 per share.....                                        (22)
Adjustments associated with unearned compensation,
  restricted stock (232,354 shares).................                            12
Exercise of stock options and related tax benefit
  (499,779 shares)..................................                            20
Equity adjustment from minimum pension liability....
Other (40,117 shares)...............................                             3
                                                         -----   -------    ------        -----
Balance at December 31, 1993........................     $ 337   $     1    $1,420        $ 198
                                                         =====   =======    ======        =====
                                                                      Other
                                                              ----------------------
                                                                 Unearned
                                                              Compensation, Minimum
                                                     Treasury   Restricted  Pension
Three years ended December 31, 1993                    Stock       Stock   Liability      Total
- - - ------------------------------------------------------------------------------------------------
Balance at December 31, 1990........................     $ -        $  -        $  -     $1,241
  Net loss..........................................                                       (320)
Dividends:
  Common stock, $1.20 per share.....................                                        (95)
  Redeemable preferred stock, $.55 per share........                                         (1)
Issuance of common stock (10,350,000 shares)........                                        359
Adjustments associated with unearned compensation,
  restricted stock (223,850 shares).................      (1)                                 4
Exercise of stock options and related tax benefit
  (573,521 shares)..................................                                         15
Transfer capital in excess of stated value of
  common stock to additional paid-in capital........                                          -
Transfer restricted stock deferred compensation
  to unearned compensation, restricted stock........                 (14)                     -
Other (24,726 shares)...............................                                         (1)
                                                         ---        ----        ----     ------
Balance at December 31, 1991........................      (1)        (14)          -      1,202
  Net income........................................                                        278
Dividends:
  Common stock, $1.20 per share.....................                                       (105)
  Redeemable preferred stock, $.55 per share........                                         (1)
  Convertible preferred stock, $3.125 per share.....                                         (2)
Issuance of convertible preferred stock (6,900,000
  shares)...........................................                                        337
Adjustments associated with unearned compensation,
  restricted stock (214,475 shares).................      (1)         (5)                     6
Exercise of stock options and related tax benefit
  (438,139 shares)..................................                                         14
Equity adjustment from minimum pension liability....                              (4)        (4)
Other (15,253 shares)...............................                                          3
                                                         ---        ----        ----     ------
Balance at December 31, 1992........................      (2)        (19)         (4)     1,728
Net income..........................................                                        296
Dividends:
  Common stock, $1.20 per share.....................                                       (106)
  Convertible preferred stock, $3.125 per share.....                                        (22)
Adjustments associated with unearned compensation,
  restricted stock (232,354 shares).................      (2)         (4)                     6
Exercise of stock options and related tax benefit
  (499,779 shares)..................................                                         20
Equity adjustment from minimum pension liability....                              (6)        (6)
Other (40,117 shares)...............................                                          3
                                                         ---        ----        ----     ------
Balance at December 31, 1993........................     $(4)       $(23)       $(10)    $1,919
                                                         ===        ====        ====     ======




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

3. Property and equipment, net

   Property and equipment, net was as follows (in millions):

December 31,                                                 1993       1992
- - - ----------------------------------------------------------------------------
Road, roadway structures and real estate..........         $7,493     $7,161
Equipment.........................................          2,143      1,965
                                                           ------     ------
   Total cost.....................................          9,636      9,126
Less accumulated depreciation.....................          3,727      3,558
                                                           ------     ------
     Property and equipment, net..................         $5,909     $5,568
                                                           ======     ======

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

4. Debt

   Debt outstanding was as follows (in millions):

December 31,                                                    1993     1992
- - - -----------------------------------------------------------------------------
Long-term debt

BNI:
  7 1/2% debentures, due 2023...........................      $  150   $    -
  8 3/4% debentures, due 2022...........................         200      200
  9% debentures, due 1997 to 2016.......................         157      158
  7% notes, due 2002....................................         150      150
  Equipment obligations, weighted average rate
    of 7.21% and 8.59%, respectively, due 1994 to 2013..         191      117

Railroad:
  Consolidated mortgage bonds, 3 1/5% to 10%,
    due serially to 2045................................         622      673
  Equipment and other obligations, weighted
    average rate of 7.33% and 7.72%, respectively, due
    serially to 2009....................................         113      139
  General mortgage bonds, 3 1/8% and 2 5/8%, due 2000
    and 2010, respectively..............................          62       62
  Prior lien railway and land grant bonds, 4%, due 1997           57       57
  General lien railway and land grant bonds, 3%,
    due 2047............................................          35       35
  First mortgage bonds, series A, 4%, due 1997..........          24       26
  Capitalized lease obligations, weighted average
    rate of 8.20% and 7.92%, respectively, expiring 1996
    and 2003............................................          10       13
  Income debentures, series A, 5%, due 2006.............           8        8
  Commercial paper......................................          26        -
Unamortized discount....................................         (68)     (71)
                                                              ------   ------
    Total...............................................       1,737    1,567
Less:
  Current portion of long-term debt.....................         185       40
  Commercial paper......................................          26        -
                                                              ------   ------
      Long-term debt....................................      $1,526   $1,527
                                                              ======   ======

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

   The commercial paper program is further summarized as follows (dollars in millions):

December 31,                                                    1993     1992
- - - -----------------------------------------------------------------------------

Balance at year end...............................             $  26    $   -
Weighted average interest rate....................              3.55%       -
Maximum outstanding during the year...............             $ 179    $ 427
Average daily amount outstanding during the year..             $  41    $ 129
Weighted daily average interest rate during the
   year...........................................              3.27%    4.07%

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

   The carrying amount and estimated fair values of BN's financial instruments were as follows (in millions):

December 31,                                   1993                1992
- - - -----------------------------------------------------------------------------
                                         Carrying    Fair   Carrying     Fair
                                          Amount    Value    Amount     Value
                                         --------   -----   --------    -----
Cash and short-term investments......      $   17  $   17     $   57   $   57
Notes receivable.....................           9      11          9        9
Accrued interest payable.............          44      44         41       41
Long-term debt and commercial paper..       1,805   1,884      1,638    1,646
Redeemable preferred stock...........           -       -          9        8
Recourse liability from sale of
  receivables........................           4       4          5        5

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

   Income tax expense (benefit), excluding the effect of the extraordinary item and the cumulative effect of changes in accounting methods, was as follows (in millions):

Year ended December 31,                                1993     1992     1991
- - - -----------------------------------------------------------------------------
Current:
  Federal ...................................          $ 61     $ 82    $  48
  State .....................................             8       15        6
                                                       ----     ----    -----
                                                         69       97       54
                                                       ----     ----    -----

Deferred:
  Federal ...................................           136       52     (207)
  State .....................................            20        4      (31)
                                                       ----     ----    -----
                                                        156       56     (238)
                                                       ----     ----    -----

    Total....................................          $225     $153    $(184)
                                                       ====     ====    =====

   Reconciliation of the federal statutory income tax rate to the effective tax rate, excluding the extraordinary item and the cumulative effect of changes in accounting methods, was as follows:

Year ended December 31,                                1993     1992     1991
- - - -----------------------------------------------------------------------------
Federal statutory income tax rate.................     35.0%    34.0%    34.0%
State income taxes, net of federal tax benefit....      3.4      3.4      3.4
Effect of one percent federal tax rate increase on
  deferred tax balances at January 1, 1993........      5.0        -        -
Internal Revenue Service settlement...............        -     (3.8)       -
Other, net........................................      (.2)      .2       .2
                                                       ----     ----     ----
Effective tax rate................................     43.2%    33.8%    37.6%
                                                       ====     ====     ====

   The components of deferred tax assets and liabilities were as follows (in millions):

December 31,                                          1993     1992
- - - --------------------------------------------------------------------
Deferred tax liabilities:
  Accelerated depreciation and amortization.......  $(1,667) $(1,540)
  Other...........................................      (96)     (87)
                                                    -------  -------
    Total deferred tax liabilities................   (1,763)  (1,627)
                                                    -------  -------

Deferred tax assets:
  Casualty and environmental reserves.............      270      278
  Pensions........................................       45       39
  Other...........................................      273      287
                                                    -------  -------
    Total deferred tax assets.....................      588      604
                                                    -------  -------

  Valuation allowance.............................        -        -
                                                    -------  -------

    Net deferred tax liability....................  $(1,175) $(1,023)
                                                    =======  =======

  Noncurrent deferred income tax liability........  $(1,342) $(1,167)
  Current deferred income tax asset...............      167      144
                                                    -------  -------

    Net deferred tax liability....................  $(1,175) $(1,023)
                                                    =======  =======

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

   In December 1992, BN received notification that an Appeals Division settlement of the Internal Revenue Service audits for the years 1981 through 1985 had been approved by the Joint Committee on Taxation. This action settled all unagreed issues for those years. The tax effect of the settlement was included in the 1992 tax provision as shown below (in millions, except per share data):


   Current tax expense..............................   $  2
   Deferred tax benefit.............................    (19)
                                                       ----
     Total tax benefit..............................   $(17)
                                                       ====
   Increase in earnings per common share............   $.19
                                                       ====
7. Redeemable preferred stock

   On July 15, 1993, BNI redeemed all of the outstanding shares of its $10 Par Value 5 1/2 percent Cumulative Redeemable Preferred Stock. BNI purchased the shares for $10.067222 per share or for a total of $9 million, representing the redemption price of $10 per share plus accrued dividends for the period from June 2, 1993 to July 15, 1993.

Redeemable preferred stock activity was as follows (dollars in millions):

December 31,                             1993                   1992                   1991
- - - ---------------------------------------------------------------------------------------------------
                                   Shares     Amount      Shares     Amount      Shares     Amount
- - - ---------------------------------------------------------------------------------------------------
Balance at beginning of year...    899,009   $      9   1,076,734   $     11   1,227,673   $     12
Acquired during year...........    899,009          9     177,725          2     150,939          1
                                   -------   --------   ---------   --------   ---------   --------
   Balance at end of year......          -   $      -     899,009   $      9   1,076,734   $     11
                                   =======   ========   =========   ========   =========   ========

8. Preferred capital stock

No Par Value Preferred Stock, authorized 25,000,000 shares - 6,900,000 shares issued

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

Class A Preferred Stock Without Par Value, authorized 50,000,000 shares - unissued

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

    Activity in stock option plans was as follows:

                                                                   Exercise
                                       Options       SARs      Price per Share
- - - ------------------------------------------------------------------------------
Balance at December 31, 1990......    2,687,298   1,173,747   $ 6.48 to $34.88
  Granted.........................      947,788      45,150    29.88 to  39.88
  Exercised.......................     (573,533)    (86,128)    9.59 to  34.88
  Cancelled.......................     (158,733) (1,078,543)   15.26 to  34.88
                                      ---------  ----------
Balance at December 31, 1991......    2,902,820      54,226     6.48 to  39.88
  Granted.........................      984,515           -    40.88 to  44.24
  Exercised.......................     (438,500)    (54,226)    6.48 to  34.88
  Cancelled.......................     (197,511)          -    20.48 to  44.24
                                      ---------  ----------
Balance at December 31, 1992......    3,251,324           -    10.32 to  44.24
  Granted.........................      947,125           -    55.56 to  55.94
  Exercised.......................     (508,476)          -    10.32 to  44.24
  Cancelled.......................      (54,882)          -    22.50 to  55.94
                                      ---------  ----------
Balance at December 31, 1993......    3,635,091           -    12.49 to  55.94


    Exercisable at December 31:

      1993                            2,153,170           -   $12.49 to $44.24
      1992                            1,711,726           -    10.32 to  44.24
      1991                            1,427,987      31,051     6.48 to  34.88

    Available for future grants at December 31:

      1993                            5,151,315
      1992                            5,995,545
      1991                            1,365,314

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

    The funded status of BN plans and the net accrued pension cost reflected in the consolidated balance sheets were as follows (in millions):

December 31,                                                                   1993    1992
- - - -------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................................. $ 539   $ 476
                                                                              =====   =====

  Accumulated benefit obligation............................................. $ 604   $ 523
                                                                              =====   =====

  Projected benefit obligation............................................... $ 740   $ 622

  Plan assets, primarily marketable equity and debt securities, at fair value  (490)   (452)
                                                                              -----   -----
  Projected benefit obligation in excess of plan assets......................   250     170
  Unrecognized net loss......................................................  (153)    (68)
  Unrecognized prior service cost............................................    (6)     (6)
  Unamortized net transition obligation......................................   (33)    (38)
  Adjustment required to recognize minimum liability.........................    56      14
                                                                              -----   -----
    Net accrued pension cost................................................. $ 114   $  72
                                                                              =====   =====

    Components of the net pension cost were as follows (in millions):

Year ended December 31,                                                        1993    1992    1991
- - - ---------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period..............................  $  9    $ 10    $  8
Interest cost on projected benefit obligation................................    50      52      49
Actual return on plan assets.................................................   (57)    (36)    (66)
Net amortization and deferred amounts........................................    24       5      32
                                                                               ----    ----    ----
  Net pension cost...........................................................  $ 26    $ 31    $ 23
                                                                               ====    ====    ====

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

    The following table presents the status of the plans and the accrued postretirement benefit cost reflected in the consolidated balance sheets (in millions):

December 31,                                  1993                   1992
- - - ------------------------------------------------------------------------------
                                         Health    Life         Health    Life
                                         ------    ----         ------    ----
Accumulated postretirement
  benefit obligation:
    Retirees.......................          $1     $13             $2     $12
    Fully eligible active
      participants.................           -       2              -       1
    Other active participants......           -       1              -       1
                                             --     ---             --     ---
Accrued postretirement benefit cost          $1     $16             $2     $14
                                             ==     ===             ==     ===
    Components of the postretirement benefit cost were as follows (in millions):

Year ended December 31,                       1993                    1992
- - - ------------------------------------------------------------------------------
                                         Health    Life         Health    Life
                                         ------    ----         ------    ----
Service cost.......................          $-      $-             $-      $-
Interest cost......................           -       1              -       1
                                             --      --             --      --
    Net postretirement benefit cost          $-      $1             $-      $1
                                             ==      ==             ==      ==

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


    Under the requirements of the Federal Comprehensive Environmental
Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, BN is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. BN has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 55 sites (the PRP sites) and, in many instances, is one of several PRPs. BN generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, BN can be held jointly and severally liable for all environmental costs associated with a site.

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


    BN is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 170 sites for which it is being asked to participate in the clean-up of contaminated material discharged into the environment. These approximate 170 sites include the PRP sites. BN paid $27 million, $20 million and $21 million during 1993, 1992 and 1991, respectively, relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, BN expects to spend approximately $120 million in future years to remediate and restore these sites, $115 million of which pertains to mandated sites, of which approximately $55 million pertains to the PRP sites. Of the $120 million accrued, BN expects to spend $38 million during 1994. Also, BN anticipates that the majority of the $120 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. In addition, 19 sites account for approximately $95 million of the accrual; however, no individual site is considered to be material.


    Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At December 31, 1993, BN had accrued $120 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. BN's best estimate of unasserted claims was approximately $5 million as of the end of 1993. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

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

    Minimum annual rental commitments were as follows (in millions):


                                                  Capital  Operating
Year ended December 31,                           Leases      Leases
- - - --------------------------------------------------------------------
1994.........................................         $ 5     $  169
1995.........................................           4        140
1996.........................................           2        117
1997.........................................           -        102
1998.........................................           -        101
Thereafter...................................           1        565
                                                      ---     ------
    Total....................................          12     $1,194
                                                              ======
Less amount representing interest............           2
                                                      ---
    Present value of minimum lease payments..         $10
                                                      ===

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


    At December 31, 1993, BN had entered into agreements with fuel suppliers setting the price of certain quantities of fuel to be obtained by taking physical delivery from such suppliers in 1994. The average price per gallon of the approximately 78 million gallons which BN had committed to purchase was approximately 50 cents per gallon, exclusive of taxes, certain transportation costs and other charges.

    There are no other commitments or contingent liabilities which BN believes would have a material adverse effect on the consolidated financial position, results of operations or liquidity.

15. Other income (expense), net

    Other income (expense), net includes the following (in millions):

Year ended December 31,                                1993     1992     1991
- - - -----------------------------------------------------------------------------
Gain on property dispositions.....................      $17     $  3     $  4
Interest income...................................        6        4        5
Loss on sale of receivables.......................       (9)     (11)     (20)
Litigation settlement agreement...................        -       47        -
Loss on investment................................        -        -      (14)
Miscellaneous, net................................       (9)      (2)       -
                                                        ---     ----     ----
    Total.........................................      $ 5     $ 41     $(25)
                                                        ===     ====     ====

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

Restructuring

    This program provided for work force reduction of employees. The restructuring program and related charge had two components:

. $185 million to provide for employee related costs for the elimination of surplus crew positions.

.   $40 million to provide for employee related costs for a separation program.

Other

. $350 million to increase casualty reserves based on an actuarial valuation and escalations in both the cost and number of projected hearing loss claims.

. $133 million to increase environmental reserves based on studies and analyses of potential environmental clean-up and restoration costs.


    The $185 million restructuring component of the special charge was determined utilizing models projecting traffic, crew starts, through trains and crew sizes in accordance with the parameters prescribed by the reports of Presidential Emergency Board #219.

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

Report of Independent Accountants






To the Stockholders and Board of Directors of Burlington Northern Inc. and Subsidiaries


  We have audited the accompanying consolidated balance sheets of Burlington Northern Inc. and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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






COOPERS & LYBRAND L.L.P.




Fort Worth, Texas
January 17, 1994

Quarterly financial data-unaudited

(Dollars in millions, except per share data)                       QUARTER
- - - -----------------------------------------------------------------------------------------
                                                    Fourth     Third     Second     First
                                                    ------    ------     ------    ------
1993
  Revenues......................................    $1,246    $1,141     $1,142    $1,170
  Operating income..............................       224       121        148       168
  Net income (1)................................       118        24         72        82

  Primary earnings per common share (2).........    $ 1.25    $  .21     $  .74    $  .86
  Fully diluted earnings per common share (2)(3)      1.21       .21        .74       .85
  Dividends declared per common share...........       .30       .30        .30       .30
  Common stock price:
    High........................................    $   58    $57 1/2    $58 5/8   $   52
    Low.........................................     48 3/4    51 1/8        50     42 1/4

1992
  Revenues......................................    $1,196    $1,158     $1,091    $1,185
  Operating income..............................       198       147        104       148
  Income before cumulative effect of changes
    in accounting methods.......................       111        61         36        91
  Cumulative effect of changes in accounting
    methods, net of tax (4).....................         -         -          -       (21)
                                                    ------    ------     ------    ------
  Net income (5)................................    $  111    $   61     $   36    $   70
                                                    ======    ======     ======    ======

  Earnings (loss) per common share: (2)
    Income before cumulative effect of
      changes in accounting methods.............    $ 1.23    $  .68     $  .40    $ 1.04
    Cumulative effect of changes in accounting
      methods...................................         -         -          -      (.24)
                                                    ------    ------     ------    ------
    Primary earnings per common share...........    $ 1.23    $  .68     $  .40    $  .80
                                                    ======    ======     ======    ======
    Fully diluted earnings per common share (3).    $ 1.22    $  .68     $  .40    $  .80
  Dividends declared per common share...........       .30       .30        .30       .30
  Common stock price:
    High........................................    $43 7/8   $39 5/8    $47 1/4   $44 3/4
    Low.........................................     35 7/8    33 1/2     36 1/8    38 1/8

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

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               BURLINGTON NORTHERN INC.





                               By:  /s/ GERALD GRINSTEIN
                                  ----------------------------------
                                        (Authorized Officer)






Date: October 5, 1994