Form 10-Q/A
period 1994-06-30
BURLINGTON NORTHERN INC/DE/
filed 1994-10-05
CIK 351979

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

    BN is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 150 sites for which it is being asked to participate in the clean-up of contaminated material discharged into the environment. These approximate 150 sites include the PRP sites. BN paid approximately $9 million during the six months ended

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    June 30, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, BN expects to spend approximately $115 million in future years to remediate and restore these sites, $110 million of which pertains to mandated sites, of which approximately $55 million pertains to the PRP sites. Of the $115 million, BN expects to spend $24 million during the remainder of 1994. Also, BN anticipates that the majority of the $115 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. In addition, 21 sites account for approximately $90 million of the accrual; however, no individual site is considered to be material.

    Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At June 30, 1994, BN had accrued approximately $115 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. BN's best estimate of unasserted claims was approximately $5 million as of June 30, 1994. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

3.  Hedging activities

    BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At June 30, 1994, BN had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 61 million gallons which BN had committed to purchase was approximately 49 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, BN held petroleum futures contracts representing approximately

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    67 million gallons at an average price of approximately 47 cents per gallon. These contracts have expiration dates ranging from July 1994 to March 1995.

    BN's current fuel hedging program is designed to cover no more than 50 percent of projected fuel requirements for the subsequent 12-month period; therefore, hedge positions will not exceed actual fuel requirements. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. In order to reduce risk associated with market movements, fuel hedging transactions do not extend beyond a 12-month period. BN purchases petroleum futures contracts only through regulated exchanges (e.g. New York Mercantile Exchange). In order to effectively monitor the fuel hedging activities, results of the program are summarized and reported to senior management on a regular basis.

    In the second quarter of 1994, BN entered into a three-year $50 million notional amount interest rate swap to hedge against interest rate exposure on one of its debt issuances. Under the terms of this swap, BN receives semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and makes semiannual floating rate payments tied to the six-month London Interbank Offered Rate (LIBOR). The value of the swap to BN would decline if LIBOR increases. BN monitors the credit rating of its counterparty and does not anticipate losses due to counterparty nonperformance. The swap is accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During the quarter ended June 30, 1994, the effect of this swap on interest expense was immaterial and there were no deferred gains or losses on the balance sheet at June 30, 1994.

4.  Other income (expense), net

    Other income (expense), net includes the following (in millions):

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------   ----------------
                                          1994        1993     1994      1993
                                         ------      ------   ------    ------

    Gain (loss) on property dispositions $   (1)     $    4   $    1    $    4
    Loss on sale of receivables.........     (2)         (2)      (4)       (5)
    Interest income.....................      -           -        1         1
    Miscellaneous, net..................     (2)          1       (4)        -
                                         ------      ------   ------    ------
    Total............................... $   (5)     $    3   $   (6)   $    -
                                         ======      ======   ======    ======
5.  Accounting change

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

Capital expenditures and resources

A breakdown of capital expenditures is set forth in the following table (in millions):

Six months ended June 30,                              1994          1993
- - - --------------------------------------------------------------------------

Road, roadway structures and real estate..........     $228          $200
Equipment.........................................      116            83
                                                       ----          ----
Total.............................................     $344          $283
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

Results of Operations
- - - ---------------------

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

Revenues

The following table presents BN's revenue information by Railroad business unit:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
                                        ---------------------------------------------------------
Three months ended June 30,              1994     1993      1994       1993     1994        1993
- - - -------------------------------------------------------------------------------------------------
                                         (In Millions)       (In Millions)         (In Cents)
Coal..............................      $  417   $  373    35,030     29,950     1.19        1.25
Agricultural Commodities..........         158      163     6,332      7,094     2.50        2.30
Intermodal........................         172      181     5,784      5,813     2.97        3.11
Forest Products...................         126      119     5,310      4,788     2.37        2.49
Chemicals.........................         107      106     3,824      3,799     2.80        2.79
Consumer Products.................          64       61     2,231      2,105     2.87        2.90
Minerals Processors...............          52       50     2,067      2,023     2.52        2.47
Iron & Steel......................          44       45     2,009      2,123     2.19        2.12
Vehicles & Machinery..............          50       49       665        651     7.52        7.53
Aluminum, Nonferrous Metals & Ores          25       26       942      1,032     2.65        2.52
Shortlines and other..............         (23)     (31)   (2,054)    (2,404)       -           -
                                        ------   ------    ------     ------
Total.............................      $1,192   $1,142    62,140     56,974     1.92        2.00
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

Revenues

The following table presents BN's revenue information by Railroad business unit:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
                                        ---------------   ------------------   ------------------
Six months ended June 30,                1994     1993      1994       1993     1994        1993
- - - -------------------------------------------------------------------------------------------------
                                         (In Millions)       (In Millions)         (In Cents)
Coal...............................     $  835   $  754    67,532     59,042     1.24        1.28
Agricultural Commodities...........        354      380    14,296     17,502     2.48        2.17
Intermodal.........................        350      357    11,681     11,537     3.00        3.09
Forest Products....................        248      241    10,363      9,904     2.39        2.43
Chemicals..........................        206      205     7,346      7,432     2.80        2.76
Consumer Products..................        129      126     4,509      4,349     2.86        2.90
Minerals Processors................         98       92     3,967      3,752     2.47        2.45
Iron & Steel......................          84       87     3,994      4,048     2.10        2.15
Vehicles & Machinery...............         97       94     1,293      1,223     7.50        7.69
Aluminum, Nonferrous Metals & Ores          51       53     1,941      2,047     2.63        2.59
Shortlines and other...............        (50)     (77)   (4,277)    (5,468)       -           -
                                        ------   ------   -------    -------
Total..............................     $2,402   $2,312   122,645    115,368     1.96        2.00
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

Fuel expenses for the first six months of 1994 were $5 million lower compared with 1993 primarily due to a favorable price variance of $16 million. The average price paid for diesel fuel decreased to 56.6 cents per gallon in 1994 from 61.7 cents per gallon in 1993 despite the 4.3 cents per gallon increase in the federal fuel tax, effective October 1, 1993, enacted as part of the Omnibus Budget Reconciliation Act of 1993. These savings were partially offset by increased consumption due to higher traffic volumes and severe weather experienced in January and February of 1994. BN has a program to

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and petroleum futures contracts.

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

Other Matters
- - - -------------

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


BN is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 150 sites for which it is being asked to participate in the clean-up of contaminated material discharged into the environment. These approximate 150 sites include the PRP sites. BN paid approximately $9 million during the six months ended June 30, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, BN expects to spend approximately $115 million in future years to remediate and restore these sites, $110 million of which pertains to mandated sites, of which approximately $55 million pertains to the PRP sites. Of the $115 million, BN expects to spend $24 million during the remainder of 1994. Also, BN anticipates that the majority of the $115 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. In addition, 21 sites account for approximately $90 million of the accrual; however, no individual site is considered to be material.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At June 30, 1994, BN had accrued approximately $115 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. BN's best estimate of unasserted claims was approximately $5 million as of June 30, 1994. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.



Hedging activities

BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At June 30, 1994, BN had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 61 million gallons which BN had committed to purchase was approximately 49 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, BN held petroleum futures contracts representing approximately 67 million gallons at an average price of approximately 47 cents per gallon. These contracts have expiration dates ranging from July 1994 to March 1995.

BN's current fuel hedging program is designed to cover no more than 50 percent of projected fuel requirements for the subsequent 12-month period; therefore, hedge positions will not exceed actual fuel requirements. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. In order to reduce risk associated with market movements, fuel hedging transactions do not extend beyond a 12-month period. BN purchases petroleum futures contracts only through regulated exchanges (e.g. New York Mercantile Exchange). In order to effectively monitor the fuel hedging activities, results of the program are summarized and reported to senior management on a regular basis.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the second quarter of 1994, BN entered into a three-year $50 million notional amount interest rate swap to hedge against interest rate exposure on one of its debt issuances. Under the terms of this swap, BN receives semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and makes semiannual floating rate payments tied to the six-month London Interbank Offered Rate (LIBOR). The value of the swap to BN would decline if LIBOR increases. BN monitors the credit rating of its counterparty and does not anticipate losses due to counterparty nonperformance. The swap is accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During the quarter ended June 30, 1994, the effect of this swap on interest expense was immaterial and there were no deferred gains or losses on the balance sheet at June 30, 1994.

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



                               BURLINGTON NORTHERN INC.
                               (Registrant)



                               By:  /s/ Edmund W. Burke
                                   --------------------------------
                                    Executive Vice President,
                                      Law and Secretary











Date: October 5, 1994