Form 10-Q
period 1994-09-30
BURLINGTON NORTHERN INC/DE/
filed 1994-11-10
CIK 351979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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


           Class                                           Outstanding
Common stock, without par value
     as of October 31, 1994                             89,223,523 shares

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                               TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION                                     Page

    Item 1.  Financial Statements . . . . . . . . . . . . . . . . .      1

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . . . . .      8




PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .     21

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     25


























                                      (i)

                         PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars In Millions, Except Per Share Data)
                                  (Unaudited)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                         1994        1993       1994     1993

Revenues............................... $1,249      $1,141    $3,651    $3,453
Costs and expenses:
  Compensation and benefits............    437         429     1,310     1,286
  Fuel.................................     95          83       267       260
  Materials............................     70          73       225       227
  Equipment rents......................     97         100       314       288
  Purchased services...................    120         120       352       342
  Depreciation.........................     91          89       267       261
  Other................................    110         126       327       352
    Total costs and expenses...........  1,020       1,020     3,062     3,016

Operating income.......................    229         121       589       437
Interest expense.......................     40          38       118       107
Other income (expense), net............     (1)          2        (7)        2
Income before income taxes and
  cumulative effect of change in
  accounting method....................    188          85       464       332
Income tax expense.....................     73          61       180       154
Income before cumulative effect of
  change in accounting method..........    115          24       284       178
Cumulative effect of change in
  accounting method, net of tax........      -           -       (10)        -
Net income.............................    115          24       274       178
Preferred stock dividends..............      5           5        16        16
Net income available for common
  stockholders......................... $  110     $    19   $   258   $   162

Primary earnings (loss) per common share:
  Income before cumulative effect of
    change in accounting method........ $ 1.22      $  .21    $ 2.97    $ 1.81
  Cumulative effect of change in
    accounting method..................      -           -      (.11)        -
Primary earnings per common share...... $ 1.22      $  .21    $ 2.86    $ 1.81
Shares used in computation (in
  thousands)........................... 90,167      89,850    90,230    89,582

Fully diluted earnings (loss) per
  common share:
  Income before cumulative effect of
    change in accounting method........ $ 1.18      $  .21    $ 2.92    $ 1.80
  Cumulative effect of change in
    accounting method..................      -           -      (.11)        -
Fully diluted earnings per common share $ 1.18 $ .21 $ 2.81 $ 1.80 Shares used in computation (in
  thousands)........................... 97,507      89,851    97,571    89,651

Dividends declared per common share.... $  .30      $  .30    $  .90    $  .90

See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)
                                  (Unaudited)

                     ASSETS                    September 30,     December 31,
                                                    1994             1993

Current assets:
  Cash and cash equivalents..................      $   17           $   17
  Accounts receivable, net...................         609              589
  Materials and supplies.....................         117               91
  Current portion of deferred income taxes...         180              167
  Other current assets.......................         129               27
    Total current assets.....................       1,052              891

Property and equipment, net..................       6,203            5,909
Other assets.................................         281              245
    Total assets.............................      $7,536           $7,045

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................      $  579           $  492
  Casualty and environmental reserves........         259              286
  Compensation and benefits payable..........         272              271
  Taxes payable..............................         181              123
  Accrued interest...........................          50               44
  Other current liabilities..................         104              102
  Current portion of long-term debt..........          33              185
  Commercial paper...........................          70               26
    Total current liabilities................       1,548            1,529

Long-term debt...............................       1,688            1,526
Deferred income taxes........................       1,422            1,342
Casualty and environmental reserves..........         424              426
Other liabilities............................         338              303
    Total liabilities........................       5,420            5,126

Stockholders' equity:
  Convertible preferred stock, no par value,
    $345 liquidation value; 25,000,000 shares
    authorized; 6,900,000 shares issued......         337              337
  Common stock, without par value, at stated
    value, 300,000,000 shares authorized;
    89,322,415 shares and 88,881,675 shares
    issued, respectively.....................           1                1
  Additional paid-in capital.................       1,443            1,420
  Retained earnings..........................         376              198
  Treasury stock, at cost,  98,911 shares and
    85,536 shares, respectively..............          (5)              (4)
  Other......................................         (36)             (33)
    Total stockholders' equity...............       2,116            1,919
    Total liabilities and stockholders'
      equity.................................      $7,536           $7,045



See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Millions)
                                  (Unaudited)
                                                      Nine Months Ended
                                                         September 30,
                                                      1994           1993
Cash flows from operating activities:
  Net income........................................ $  274         $  178
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of change in accounting
        method......................................     10              -
      Depreciation..................................    267            261
      Deferred income taxes.........................     73             90
      Changes in current assets and liabilities:
        Accounts receivable, net....................    (20)           (25)
        Materials and supplies......................    (28)             5
        Other current assets........................   (102)           (64)
        Accounts payable............................     85             16
        Casualty and environmental reserves.........    (27)            23
        Compensation and benefits payable...........      5            (34)
        Taxes payable...............................     60             29
        Accrued interest............................      6             15
        Other current liabilities...................      2              1
      Changes in long-term casualty and
        environmental reserves......................     (2)           (33)
      Other, net....................................    (13)           (45)
Net cash provided by operating activities...........    590            417

Cash flows from investing activities:
  Additions to property and equipment...............   (513)          (473)
  Proceeds from property and equipment dispositions      34             29
  Other, net........................................    (21)           (28)
Net cash used in investing activities...............   (500)          (472)

Cash flows from financing activities:
  Net increase in commercial paper..................     44             38
  Proceeds from issuance of long-term debt..........    149            146
  Payments on long-term debt........................   (191)           (79)
  Dividends paid....................................    (96)           (93)
  Proceeds from exercise of common stock options....      6             13
  Redemption of redeemable preferred stock..........      -             (9)
  Other, net........................................     (2)             -
Net cash provided by (used in) financing activities.    (90)            16

Decrease in cash and cash equivalents...............      -            (39)
Cash and cash equivalents:
  Beginning of period...............................     17             57
  End of period..................................... $   17         $   18

Supplemental cash flow information:
  Interest paid, net of amounts capitalized......... $  108         $   96
  Income taxes paid, net of refunds.................     54             49

Supplemental noncash investing and financing
  activities information:
  Assets financed through a capital lease obligation $   50         $    -

See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Accounting policies

    The 1993 Annual Report on Forms 10-K and 10-K/A for Burlington Northern Inc. (BNI) and its majority-owned subsidiaries (collectively BN) includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The principal subsidiary is Burlington Northern Railroad Company (Railroad). The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly BN's financial position as of September 30, 1994 and December 31, 1993 and the results of operations for the three-month and nine-month periods ended September 30, 1994 and 1993 and cash flows for the nine-month periods ended September 30, 1994 and 1993 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

2.  Earnings (loss) per common share

    Primary earnings (loss) per common share are computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents are computed using the treasury stock method. Under the treasury stock method, an average market price is used to determine the number of common share equivalents for primary earnings per common share. The higher of the average or end of period market price is used to determine common share equivalents for fully diluted earnings per common share. In addition, the if-converted method is used for convertible preferred stock when computing fully diluted earnings per common share. Convertible preferred stock was excluded from the fully diluted earnings per common share computation for the three-month and nine-month periods ended September 30, 1993 as it was anti-dilutive for those periods.

3.  Environmental reserves and other contingencies

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

    Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, BN is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. BN has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 60 sites (the PRP sites) and, in many instances, is one of several PRPs. BN generally participates in the clean-up of these sites through cost-sharing

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, BN can be held jointly and severally liable for all environmental costs associated with a site.

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

    BN is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, for which it is being asked to participate in the clean-up of contaminated material discharged into the environment. BN paid approximately $13 million during the nine months ended September 30, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, BN expects to spend approximately $115 million in future years to remediate and restore all known sites, $105 million of which pertains to mandated sites, of which approximately $65 million pertains to the PRP sites. Of the $115 million, BN expects to spend $6 million during the remainder of 1994. Also, BN anticipates that the majority of the $115 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At September 30, 1994, 22 sites were accountable for approximately $70 million of the accrual and no individual site was considered to be material.

    Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At September 30, 1994, BN had accrued approximately $115 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. BN's best estimate of unasserted claims was approximately $10 million as of September 30, 1994. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

4.  Hedging activities

    BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At September 30, 1994, BN had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 67 million gallons which BN had committed to purchase was approximately 52 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, BN held petroleum futures contracts representing approximately 52 million gallons at an average price of approximately 50 cents per gallon. These contracts have expiration dates ranging from October 1994 to June 1995.

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

    In the second quarter of 1994, BN entered into a three-year interest rate swap on a notional amount of $50 million to hedge against interest rate exposure on one of its debt issuances. Under the terms of this swap, BN receives semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and makes semiannual floating rate payments tied to the six-month London Interbank Offered Rate (LIBOR). The value of the swap to BN declines if LIBOR increases. BN monitors the credit rating of its counterparty and does not anticipate losses due to counterparty nonperformance. The swap is accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During the

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    first nine months of 1994, the effect of this swap on interest expense was immaterial and there were no deferred gains or losses on the balance sheet at September 30, 1994.

5.  Other income (expense), net

    Other income (expense), net includes the following (in millions):

                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                          1994        1993     1994      1993

    Gain on property dispositions        $    6      $    6   $    7    $   10
    Loss on sale of receivables..            (3)         (2)      (7)       (7)
    Interest income..............             1           1        2         2
    Miscellaneous, net...........            (5)         (3)      (9)       (3)
    Total........................        $   (1)     $    2   $   (7)   $    2

6.  Accounting change

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

Capital Resources and Liquidity

Cash from operations and other resources

Cash generated from operations is BN's primary source of liquidity and is primarily used for dividends and capital expenditures. For the first nine months of 1994, cash provided by operating activities increased $173 million when compared with the first nine months of 1993. This increase was primarily attributable to a $96 million increase in net income and a $45 million decrease in labor-related payments. These items were partially offset by a $43 million increase in the purchase of assets held in "Other current assets" pending final financing arrangements. While current year cash from operations was sufficient to fund dividends, it was not sufficient to also completely fund capital expenditures; therefore, some capital expenditures were financed with debt. Available sources for financing needs are discussed below.

In 1993, BN entered into an agreement to acquire 350 new-technology alternating current traction motor locomotives. To date, BN has accepted delivery of 87 locomotives and anticipates additional deliveries of approximately 21 units in 1994 as well as deliveries of between approximately 60 and 100 units each year from 1995 through 1997. Future cash from operations during this strategic investment period may not, at times, be sufficient to completely fund dividends as well as capital expenditures and strategic investments. Therefore, these requirements will likely be financed using a combination of sources including, but not limited to, cash from operations, operating leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

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

Railroad maintains an effective program for the issuance, from time to time, of commercial paper. These borrowings are supported by Railroad's bank credit agreements. Outstanding commercial paper balances are considered as reducing available borrowings under these agreements. The bank credit agreements allow borrowings of up to $300 million on a short-term basis and $500 million on a long-term basis. Annual facility fees are 0.125 and 0.1875 percent, respectively. At Railroad's option, borrowing rates are based on prime, certificate of deposit or London Interbank Offered rates. The agreements are currently scheduled to expire on May 5, 1995 and May 6, 1999, respectively. The maturity value of commercial paper outstanding at September 30, 1994 was $70 million, leaving a total of $230 million of the short-term credit agreement available and $500 million of the long-term credit agreement

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

available. The maturity value of commercial paper outstanding at December 31, 1993 was $27 million.

Railroad has an agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable with limited recourse. As of September 30, 1994, the agreement allowed for the sale of accounts receivable up to a maximum of $175 million. At both September 30, 1994 and December 31, 1993, accounts receivable were net of $100 million representing receivables sold. Currently there are no plans to renew the accounts receivable financing arrangement upon its expiration in December 1994. No material impact upon liquidity is anticipated.

Capital expenditures and resources

A breakdown of capital expenditures is set forth in the following table (in millions):

Nine months ended September 30,                        1994          1993

Road, roadway structures and real estate..........     $400          $333
Equipment.........................................      163           140
Total.............................................     $563          $473

During the current year BN will continue to reinvest in its business through capital expenditures. The above capital expenditures include $50 million of equipment acquired using a capital lease arrangement. As discussed in "Cash from operations and other resources," BN has a commitment to acquire 350 new-technology alternating current traction motor locomotives through 1997. This commitment will likely be financed using a combination of sources including, but not limited to, cash from operations, operating leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available. Also, BN will continue its implementation of several strategic initiatives for transportation network management using information systems technology which will require additional capital expenditures.

In addition to capital expenditures, BN continues to utilize operating leases to fulfill certain equipment requirements. In 1994, BN anticipates financing approximately $200 million of equipment through long-term operating leases. However, the method used to finance this equipment will depend upon market conditions and other factors. As of September 30, 1994, approximately $100 million of equipment was financed through such leases. These leases, the majority of which were for the new-technology alternating current traction motor locomotives, also included covered hoppers and coal cars. During the first nine months of 1993, the long-term operating leases were for covered hoppers.

Dividends

Common stock dividends declared for the first nine months of 1994 and 1993 were $.90 per common share. Dividends paid on common and preferred stock were $96 million compared with $93 million during the prior year. BNI expects to

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

continue its current policy of paying regular quarterly dividends on its common and preferred stock; however, dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors.

Capital structure

BN's ratio of total debt to total capital was 46 percent at September 30, 1994 compared to 48 percent at December 31, 1993.

Results of Operations

Three months ended September 30, 1994 compared with three months ended September 30, 1993

BN recorded net income for the third quarter of 1994 of $115 million ($1.22 per common share, primary on 90.2 million shares and $1.18 per common share, fully diluted on 97.5 million shares) compared with net income of $24 million ($.21 per common share, primary and fully diluted on 89.9 million shares) for the same period in 1993. The 1993 fully diluted earnings per common share calculation excluded the convertible preferred stock as conversion would have been anti-dilutive. Results for the third quarter of 1993 included the effects of severe flooding in the Midwest. BN estimated that the flooding reduced revenues during the quarter by $44 million and increased operating expenses by $35 million, for a combined reduction of $79 million or $.55 per common share, primary. Net income for the third quarter of 1993 also included the retroactive effects of the Omnibus Budget Reconciliation Act of 1993 (the
Act), which was passed into law during August 1993. The Act increased the corporate federal tax rate by one percent, effective January 1, 1993, which reduced net income by $29 million, or $.32 per common share, primary, through the date of enactment. BN recognized a one-time, non-cash charge of $28 million to income tax expense to adjust deferred taxes as of the enactment date and a charge of $1 million to current income tax expense.

Revenues

The following table presents BN's revenue information by Railroad business unit:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
Three months ended September 30,         1994     1993      1994       1993     1994        1993
                                         (In Millions)       (In Millions)         (In Cents)
Coal..............................      $  418   $  367    36,051     29,939     1.16        1.23
Agricultural Commodities..........         202      183     8,368      8,642     2.41        2.12
Intermodal........................         206      185     6,806      6,083     3.03        3.04
Forest Products...................         128      120     5,341      4,810     2.40        2.49
Chemicals.........................         102       99     3,740      3,614     2.73        2.74
Consumer Products.................          66       62     2,446      2,261     2.70        2.74
Minerals Processors...............          57       54     2,304      2,227     2.47        2.42
Iron & Steel......................          43       42     2,027      2,047     2.12        2.05
Vehicles & Machinery..............          47       45       650        559     7.23        8.05
Aluminum, Nonferrous Metals & Ores          26       24       971        916     2.68        2.62
Shortlines and other..............         (46)     (40)   (2,270)    (2,580)       -           -
Total.............................      $1,249   $1,141    66,434     58,518     1.88        1.95

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total revenues for the third quarter of 1994 were $1,249 million compared with revenues of $1,141 million for the same period in 1993, an improvement of $108 million. This increase was primarily due to higher Coal, Agricultural Commodities and Intermodal revenues.

Coal revenues for the third quarter of 1994 improved $51 million compared with the same period in 1993. This increase was primarily due to flood-related problems which decreased 1993 third quarter Coal revenues by approximately $35 million. Higher traffic levels caused by a rise in the demand for electricity also contributed to this increase. Partially offsetting the increase in traffic was a decline in revenues per revenue ton mile. These lower yields were largely due to customers meeting minimum tonnage requirements earlier in 1994 and therefore, receiving lower rates on subsequent moves. Continuing competitive pricing pressures in contract renegotiations also contributed to lower yields.

Revenues from the transportation of Agricultural Commodities during the third quarter of 1994 were $19 million higher than the third quarter of 1993. This increase was principally caused by an $18 million improvement in wheat revenues and a $13 million improvement in barley revenues. The increase in wheat resulted from strong export demand and a larger fleet. Barley revenues benefited from strong domestic and export demand caused by favorable market conditions during the third quarter of 1994. Partially offsetting these increases was a $16 million decrease in corn revenues largely attributable to reduced crop production and lower export demand. In addition, an increase in overall yield, which is a product of commodity mix, price and length of haul, offset a net decline in volume as measured by revenue ton miles.

Intermodal revenues for the third quarter of 1994 increased $21 million when compared with the third quarter of 1993. Intermodal-international revenues, which contributed $14 million of this increase, were boosted by a combination of new business and growth in existing business. Additionally, BNA domestic revenues were $6 million higher due to increased demand for intermodal service. Increased traffic in BN's key intermodal lanes more than offset BN's withdrawal from the Texas market.

Forest Products revenues for the current quarter improved by $8 million when compared with the same period in 1993. This improvement was largely due to a $6 million volume driven increase in lumber revenues.

Third quarter 1994 revenues for Chemicals, Consumer Products, Minerals Processors, Iron & Steel, Vehicles & Machinery and Aluminum, Nonferrous Metals & Ores were relatively flat when compared with the third quarter of 1993.

Shortlines and other increased $6 million compared with the third quarter of 1993 primarily due to an increase in amounts due to shortline railroads caused by more BN traffic on their lines.

Expenses

Total operating expenses for both the third quarter of 1994 and 1993 were $1,020 million; however, the operating ratio improved 7 percentage points to 82 percent from 89 percent. This improvement was due to higher revenues for

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

the third quarter of 1994 and the absence in 1994 of the adverse effects of the 1993 third quarter Midwest flooding on operating expenses.

Compensation and benefits expenses were $8 million higher compared with the third quarter of 1993. Higher traffic volumes during 1994 and a four percent basic wage increase for union represented employees, effective July 1, 1994, caused an increase in excess of $15 million to wages and related payroll taxes. These increases were partially offset by decreases in cost of living allowances and lower costs associated with union employees receiving reserve status compensation in 1994. Increased pension expense, due to a reduction in the discount rate used in determining the projected benefit obligation, also contributed to higher compensation and benefits expenses.

Fuel expenses increased $12 million for the third quarter of 1994 compared with the same period in 1993. Increased consumption due to higher traffic volumes contributed $10 million to this increase. Additionally, the average price paid for diesel fuel increased 1.8 cents per gallon to 59.5 cents in 1994 reflecting the 4.3 cents per gallon increase in the federal fuel tax, effective October 1, 1993. BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and petroleum futures contracts.

Materials expenses were $3 million lower than the third quarter of 1993 due to the adverse effects of the Midwest flooding in the prior year. Locomotive repair materials expense for the third quarter of 1994 increased slightly compared with the prior year, after excluding the flood effects, due to a larger fleet size in 1994 and the continuing efforts to improve locomotive reliability.

Equipment rents expenses for the third quarter of 1994 decreased $3 million compared with the same period of 1993 as flood-related problems had a $10 million negative impact on equipment rentals during the prior year. Equipment rents expenses, after excluding the flood effects, reflected an increase in the third quarter of 1994. This increase was primarily attributable to higher lease expenses due to a larger fleet of leased rail cars as well as leasing locomotives to meet power requirements.

Purchased services expenses were flat compared with the third quarter of 1993. Higher intermodal-related costs due to increased volumes, and higher third party locomotive maintenance and repair costs were the most significant contributing factors to increased purchased services expenses during the third quarter of 1994. These increases were offset in part by increased Southern Pacific Transportation Company traffic which was reduced during the third quarter of 1993 due to the Midwest flooding. Also offsetting the increases were haulage agreement-related reimbursements from The Atchison, Topeka and Santa Fe Railroad (ATSF) for operating services provided by BN to ATSF.

Depreciation expense for the third quarter of 1994 increased $2 million when compared with the prior year, due to an increase in the asset base and higher traffic levels.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other operating expenses for the third quarter of 1994 were $16 million lower compared with the prior year. The 1993 flood increased other operating expenses during the third quarter of 1993 by approximately $11 million, including $7 million of losses on premature retirement of property. An $8 million reduction in 1994 in costs associated with personal injury claims also contributed to this year over year decline.

Interest expense for the quarter increased $2 million compared with the third quarter of 1993, due to a higher average outstanding debt balance in 1994.

Other expense, net of income, was $3 million higher than the third quarter of 1993 due to a higher loss on sale of receivables and increases in other miscellaneous expenses.

The effective tax rate was 38.7 percent for the third quarter of 1994 compared with 71.6 percent for the third quarter of 1993. The higher effective tax rate for the third quarter of 1993 resulted from the retroactive increase, effective January 1, 1993, in tax rates pursuant to the provisions of the Omnibus Budget Reconciliation Act of 1993 and the related impact on the deferred tax liability at January 1, 1993.

Nine months ended September 30, 1994 compared with nine months ended September 30, 1993

BN had net income for the first nine months of 1994 of $274 million ($2.86 per common share, primary on 90.2 million shares and $2.81 per common share, fully diluted on 97.6 million shares) compared with net income of $178 million ($1.81 per common share, primary on 89.6 million shares and $1.80 per common share, fully diluted on 89.7 million shares) for the same period in 1993. The 1993 fully diluted earnings per common share calculation excluded the convertible preferred stock as conversion would have been anti-dilutive. Results for 1993 included the effects of severe flooding in the Midwest, most notably in the third quarter. BN estimated that the third quarter flooding reduced revenues during 1993 by $44 million and increased operating expenses by $35 million, for a combined reduction of $79 million or $.55 per common share, primary. Net income for 1993 included the retroactive effects of the Omnibus Budget Reconciliation Act of 1993 (the Act), which was passed into law during August 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $29 million, or $.32 per common share, primary, through the date of enactment. BN recognized a one-time, non-cash charge of $28 million to income tax expense to adjust deferred taxes as of the enactment date and a charge of $1 million to current income tax expense.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

The following table presents BN's revenue information by Railroad business unit:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
Nine months ended September 30,          1994     1993      1994       1993     1994        1993
                                         (In Millions)       (In Millions)         (In Cents)
Coal...............................     $1,253   $1,121    103,583    88,981     1.21        1.26
Agricultural Commodities...........        556      563     22,664    26,144     2.45        2.15
Intermodal.........................        556      542     18,487    17,620     3.01        3.08
Forest Products....................        376      361     15,704    14,714     2.39        2.45
Chemicals..........................        308      304     11,086    11,046     2.78        2.75
Consumer Products..................        195      188      6,955     6,610     2.80        2.84
Minerals Processors................        155      146      6,271     5,979     2.47        2.44
Iron & Steel......................         127      129      6,021     6,095     2.11        2.12
Vehicles & Machinery...............        144      139      1,943     1,782     7.41        7.80
Aluminum, Nonferrous Metals & Ores          77       77      2,912     2,963     2.64        2.60
Shortlines and other...............        (96)    (117)    (6,547)   (8,048)       -           -
Total..............................     $3,651   $3,453    189,079   173,886     1.93        1.99

Total revenues for the first nine months of 1994 were $3,651 million compared with revenues of $3,453 million for the same period in 1993. The $198 million improvement was primarily attributable to a $132 million improvement in Coal revenues.

Coal revenues improved $132 million during the first nine months of 1994 as a result of increased traffic. This increase was primarily caused by a rise in the demand for electricity as well as the need for utilities to replenish coal stockpiles during the first half of 1994, which were partially depleted during the 1993 summer flooding. BN estimated lost revenues of approximately $35 million during 1993 as a result of this flooding. Partially offsetting the increase in 1994 traffic was a decline in revenues per revenue ton mile.
These lower yields were largely due to customers meeting minimum tonnage requirements earlier in 1994 and therefore, receiving lower rates on subsequent moves. Continuing competitive pricing pressures in contract renegotiations also contributed to lower yields.

Revenues from the transportation of Agricultural Commodities during 1994 were $7 million less than the first nine months of 1993, primarily as a result of a decline in volumes. Volume related declines, which were largely attributable to reduced crop production and lower export demand, caused a decrease of $47 million in corn revenues. A $25 million improvement in barley revenues and a $21 million improvement in wheat revenues were caused by favorable market conditions. The impact of the overall volume decline was reduced by an increase in yield, which is a product of commodity mix, price and length of haul.

Year-to-date Intermodal and Forest Products revenues increased $14 million and $15 million, respectively, when compared with the same period in 1993. Intermodal-international revenues were boosted $21 million by both new business and growth in existing business. Partially offsetting this increase

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

was a decrease in domestic trailer revenues. Overall, increased traffic in BN's key intermodal lanes more than offset BN's withdrawal from the Texas market. Increased housing starts during the current year contributed to a $16 million improvement in lumber revenues within Forest Products revenues.

Minerals Processors revenues increased $9 million and Consumer Products revenues increased $7 million when compared with the first nine months of 1993. Improved Minerals Processors revenues resulted primarily from stronger clays and aggregates traffic caused by increases in both domestic and export demands. Consumer Products revenues increased primarily from increased export demand.

Current year revenues for Chemicals, Iron & Steel, and Vehicles & Machinery were relatively flat compared with the same period in 1993 while Aluminum, Nonferrous Metals & Ores remained unchanged.

Total current year revenues also benefited from a $21 million reduction in Shortlines and other. This decline was partially due to additional haulage agreement revenues and increased miscellaneous revenues.

Expenses

Total operating expenses for the first nine months of 1994 were $3,062 million compared with $3,016 million for the same period in 1993. However, the operating ratio improved 3 percentage points to 84 percent from 87 percent, as increased revenues more than offset increased operating expenses.

Compensation and benefits expenses for year-to-date 1994 were $24 million greater than last year. Higher traffic volumes during 1994 as well as the basic wage increases for union represented employees, 3 percent effective July 1993 and 4 percent effective July 1994, caused an increase in excess of $30 million to wages and related payroll taxes. These increases were partially offset by decreases in cost of living allowances and lower costs associated with union employees receiving reserve status compensation in 1994. Increased pension expense, due to a reduction in the discount rate used in determining the projected benefit obligation, also contributed to higher compensation and benefits expenses.

Fuel expenses were $7 million higher during the first nine months of 1994 as compared with 1993. The average price paid for diesel fuel decreased 2.7 cents per gallon in 1994 to 57.6 cents despite the 4.3 cents per gallon increase in the federal fuel tax, effective October 1, 1993, enacted as part of the Omnibus Budget Reconciliation Act of 1993. These price savings were more than offset by a $19 million increase in consumption due to higher traffic volumes. BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and petroleum futures contracts.

Materials expenses for the first nine months of 1994 were relatively flat compared with 1993. Track and locomotive repair materials costs increased due to higher maintenance levels and a larger fleet size in 1994. Partially offsetting this increase were greater scrap sales due to the higher maintenance levels and a reduction in expenditures for safety and protective equipment deployed in 1993.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Equipment rents expenses were $26 million higher than the first nine months of 1993. This increase was primarily attributable to higher lease expenses due to a larger fleet of leased rail cars as well as leasing locomotives to meet power requirements. Also contributing to the increase were payments for failure to achieve service commitments in the first half of 1994 under various transportation agreements.

Year-to-date purchased services expenses increased $10 million compared with the same period in 1993. Higher intermodal-related costs, due to increased volumes, and higher third party locomotive maintenance and repair costs were the most significant contributing factors to this increase. These increases were partially offset by haulage agreement-related reimbursements from the ATSF for operating services provided by BN to ATSF.

Depreciation expense for the first nine months of 1994 was $6 million higher than the same period in 1993, due to an increase in the asset base and higher traffic levels.

Other operating expenses were $25 million less compared with the first nine months of 1993. A $31 million decrease in costs associated with personal injury claims and the absence in 1994 of costs associated with the 1993 third quarter floods was partially offset by an increase in derailment-related expenses.

Interest expense for the year increased $11 million compared with 1993, primarily due to a higher average outstanding debt balance in 1994.

Other expense, net of income, was $9 million higher in 1994 compared with the first nine months of 1993. This resulted from lower net gains on property dispositions occurring in 1994 as compared with 1993, as well as increases in other miscellaneous expenses.

The effective tax rate was 38.7 percent for the first nine months of 1994 compared with 46.3 percent for the same period in 1993. The higher effective tax rate for 1993 resulted from the retroactive increase, effective January 1, 1993, in tax rates pursuant to the provisions of the Omnibus Budget Reconciliation Act of 1993 and the related impact on the deferred tax liability at January 1, 1993.

Other Matters

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

Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, BN is potentially liable for the cost of clean-up of various contaminated sites

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

identified by the U.S. Environmental Protection Agency and other agencies. BN has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 60 sites (the PRP sites) and, in many instances, is one of several PRPs. BN generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, BN can be held jointly and severally liable for all environmental costs associated with a site.

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

BN is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, for which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. BN paid approximately $13 million during the nine months ended September 30, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, BN expects to spend approximately $115 million in future years to remediate and restore all known sites, $105 million of which pertains to mandated sites, of which approximately $65 million pertains to the PRP sites. Of the $115 million, BN expects to spend $6 million during the remainder of 1994. Also, BN anticipates that the majority of the $115 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At September 30, 1994, 22 sites were accountable for approximately $70 million of the accrual and no individual site was considered to be material.

Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At September 30, 1994, BN had accrued approximately $115 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. BN's best estimate of unasserted claims was approximately $10 million as of September 30, 1994. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required,

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

Hedging activities

BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At September 30, 1994, BN had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date.
The average price of the approximately 67 million gallons which BN had committed to purchase was approximately 52 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, BN held petroleum futures contracts representing approximately 52 million gallons at an average price of approximately 50 cents per gallon. These contracts have expiration dates ranging from October 1994 to June 1995.

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

In the second quarter of 1994, BN entered into a three-year interest rate swap on a notional amount of $50 million to hedge against interest rate exposure on one of its debt issuances. Under the terms of this swap, BN receives semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and makes semiannual floating rate payments tied to the six-month London Interbank Offered Rate (LIBOR). The value of the swap to BN declines if LIBOR increases. BN monitors the credit rating of its counterparty and does not

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

anticipate losses due to counterparty nonperformance. The swap is accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During the first nine months of 1994 the effect of this swap on interest expense was immaterial and there were no deferred gains or losses on the balance sheet at September 30, 1994.


Proposed merger

As of June 29, 1994, BNI and Santa Fe Pacific Corporation (Santa Fe) entered into an Agreement and Plan of Merger (the Original Agreement) pursuant to which, on the terms and conditions set forth in the Original Agreement, Santa Fe will merge (the "Merger") with and into BNI, and BNI will be the surviving corporation and each share of Santa Fe common stock will be converted into
0.27 of a share of BNI common stock. As of October 26, 1994, BNI and Santa Fe entered into an Amendment to the Original Agreement (as so amended, the Agreement) to increase the exchange ratio in the proposed merger to 0.34 of a share of BNI common stock per share of Santa Fe common stock. All other terms of the Agreement are identical to those set forth in the Original Agreement. Consummation of the Merger is subject to approval by the stockholders of BNI and Santa Fe, approval by the Interstate Commerce Commission (ICC), approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. Meetings of the stockholders of BNI and Santa Fe to consider and vote upon the Agreement are scheduled for November 18, 1994. In addition, the ICC has adopted a schedule calling for a final ICC determination with respect to the Merger during the first quarter of 1996. Notwithstanding this schedule, there can be no assurance that the ICC will issue a decision any sooner than the second quarter of 1997, the last period within which the ICC is permitted to issue a final decision under applicable law. As is typical in the context of a merger, upon approval by the stockholders of both BNI and Santa Fe, certain benefits of officers and employees will vest. In particular, restrictions placed upon certain BNI stock grants will lapse and the previously unearned compensation relating to such restricted stock, included in BNI stockholders' equity, will then be a non-cash charge to compensation and benefits expense. As of September 30, 1994, such unearned compensation relating to restricted stock was approximately $25 million.
While BN expects to incur additional costs related to the Merger, it is anticipated that the combined company will realize significant business and economic advantages not available to either company on a stand alone basis.

On October 5, 1994, Union Pacific Corporation (UP) submitted a proposal to Santa Fe pursuant to which UP would acquire Santa Fe for 0.344 shares of UP common stock per share of Santa Fe common stock, and on October 30, 1994 UP announced an increased proposal to 0.407 shares of UP common stock per share of Santa Fe common stock. Santa Fe's Board of Directors considered both of these UP proposals and reiterated its support of the BNI Agreement. On November 8, 1994, UP submitted a new proposal to Santa Fe pursuant to which UP would acquire up to 57 percent of Santa Fe's common stock for $17.50 per share in cash in a cash tender offer and would acquire the remaining 43 percent of Santa Fe's common stock in a second-step merger for 0.354 shares of UP common stock for each share of Santa Fe common stock. On November 9, 1994, UP commenced the cash tender offer, which is scheduled to expire on December 8,

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1994, unless extended. UP's proposal (including the tender offer) is subject to a number of conditions, including termination of the BNI-Santa Fe merger agreement, but contemplates use of an ICC "voting trust" and is therefore not subject to ICC approval. The Santa Fe Board of Directors has not taken a public position with respect to the November 8, 1994 UP proposal. In the November 8, 1994 proposal, UP indicated that, alternatively, if preferred by the Santa Fe Board of Directors, UP would be prepared to proceed with its prior proposal to acquire Santa Fe for 0.407 shares of UP common stock per share of Santa Fe common stock without the use of a voting trust. UP has also disseminated proxy materials soliciting proxies from Santa Fe stockholders in opposition to the BNI-Santa Fe Merger.

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

On July 22, 1993, the ICC served an order in response to the D.C. Circuits' February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost Standards in assessing the reasonableness of Railroad's wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiff's filed their opening evidence arguing that the revenue received by Railroad exceeded the stand alone costs of transporting that traffic and that Railroad's rates were unreasonably high. Although no procedural schedule has been established for the receipt of Railroad's evidence, Railroad, on November 7, 1994, filed a petition with the ICC requesting that a procedural schedule be set allowing Railroad to file six months after the close of discovery. The ICC has issued a procedural schedule calling for the receipt of Railroad's evidence

                    BURLINGTON NORTHERN INC. and SUBSIDIARIES

                            PART II OTHER INFORMATION

on February 27, 1995. However, Railroad has sought reconsideration of that schedule and under Railroad's proposal its evidence would not be due until June 1995.

Coal Transportation Contract Litigation

On April 26, 1991, an action was filed against Railroad in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). The plaintiff, Southwestern Electric Power Company ("SWEPCO"), is challenging the contract rates for transportation of coal to its electric generating facilities at Cason, Texas and Flint Creek, Arkansas. SWEPCO contends that productivity gains achieved by Railroad constitute unusual economic conditions giving rise to a "gross inequity" because Railroad's costs of providing service have been reduced over the contracts' terms. SWEPCO seeks both prospective rate relief and recovery of alleged past overcharges.

Railroad's primary contention is that both parties anticipated productivity gains in the rail industry when negotiating the contracts and agreed that Railroad would retain most of its productivity gains. Railroad further contends that there was no agreement that transportation rates paid by SWEPCO would be based on Railroad's costs of providing service.

The case is currently in litigation. Due to uncertainties inherent in presenting the case to the jury, it is not possible for Railroad to predict the likely outcome of the trial or Railroad's potential exposure under the jury's verdict.

Environmental Proceeding

On May 25, 1994, the United States Department of Justice ("Department") filed suit on behalf of the United States Environmental Protection Agency ("EPA") against Railroad in United States District Court for the Eastern District of Wisconsin for the release of oil and hazardous substances into navigable waters of the United States in the course of three derailments. Specifically referenced are (1) the alleged release of hazardous substances into the Nemadji River and its shoreline near Superior, Wisconsin, on June 30, 1992, (2) the alleged release of oil into the North Platte River and its shoreline near Guernsey, Wyoming, on January 9, 1993, and (3) the alleged release of oil into a tributary of the Bighorn River near Worland, Wyoming, on May 6, 1993. The suit claims that pursuant to 33 U.S.C. Section 1321(b)(7), Railroad is liable to the United States for civil penalties of up to $25,000 per day of violation or $1,000 per barrel of oil or per reportable quantity of each hazardous substance discharged. The EPA calculates the statutory maximum penalty associated with these three spills to be $10,137,000. Railroad has answered the complaint and opposed the penalties sought by the EPA.

Under the applicable water pollution statutes it appears that some fine against Railroad is likely. However, such statutes, specifically 33 U.S.C. Section 1321(b)(8), provide that penalties shall be mitigated based upon factors such as the seriousness of the violation, the economic benefit to the violator, the degree of culpability, the history of violation and the response of the

                    BURLINGTON NORTHERN INC. and SUBSIDIARIES

                            PART II OTHER INFORMATION

violator to minimize or mitigate the adverse effects of the spill.
Furthermore, issues concerning whether the Worland spill occurred in navigable waters of the United States and whether the EPA's calculations for the Nemadji spill are proper will significantly affect the amount of any fine. Based upon the facts of these spills and Railroad's conduct, all of the above-referenced mitigation factors favor a substantially lower fine than that calculated by the EPA and the Department.

Settlement meetings with the Department have involved discussions of the basis for the Department's claims and penalty calculations, and Railroad has presented mitigating factors in the context of the allegations. Settlement discussions are ongoing. Discovery, however, has begun and the case has been set for trial in June 1995. If a compromise is not reached, Railroad believes that it has substantial defenses to, and evidence to mitigate the severity of any fines which could be imposed. Railroad also believes it can demonstrate that the amounts claimed by the government are out of proportion to any reasonable assessment. Accordingly, in litigation, Railroad believes it should be successful in significantly reducing the amount of any fine from the above calculated statutory maximum.

Merger-Related Litigation

Several complaints have been filed arising out of BNI's proposed participation in the Merger with Santa Fe. Between June 30, 1994, shortly after announcement of the proposed merger, and October 14, 1994, twelve purported stockholder class action suits were filed on behalf of Santa Fe stockholders in the Court of Chancery of the State of Delaware. On October 14, 1994, plaintiffs filed a class action complaint which consolidated and superseded all of the pending stockholder complaints (In re Santa Fe Pacific Corporation Shareholder Litigation, Consol. C.A. No. 13587). The Consolidated and Amended Complaint names as defendants Santa Fe, the individual members of the Board of Directors of Santa Fe, and BNI. Plaintiffs seek certification of a class action on behalf of stockholders of Santa Fe as of June 30, 1994.

The Consolidated and Amended Complaint, in addition to making allegations against Santa Fe and Santa Fe's directors, alleges that BNI aided and abetted Santa Fe's directors in breaches of their fiduciary duties, including their fiduciary duties of good faith, loyalty, care and disclosure. The Consolidated and Amended Complaint alleges that BNI aided and abetted various acts or omissions by Santa Fe's directors in respect of the proposed merger with BNI, including their allegedly material misrepresentations in and failure to completely disclose all material information in the joint proxy statement/prospectus dated October 12, 1994 (the "Joint Proxy Statement/Prospectus").

In the Consolidated and Amended Complaint, plaintiffs ask the court to order Santa Fe's directors to carry out their fiduciary duties to plaintiffs; enjoin consummation of the Merger; order the Santa Fe directors to explore alternative transactions and to negotiate in good faith with all interested persons, including UP; order the Santa Fe directors to provide access to information concerning Santa Fe or the Merger to any bona fide bidder, including UP; in the event the Merger is consummated, rescind the Merger and award rescissory damages; decree that the Original Agreement has an implied right of termination

                    BURLINGTON NORTHERN INC. and SUBSIDIARIES

                            PART II OTHER INFORMATION

in response to a superior offer for Santa Fe or, in the alternative, invalidate the Original Agreement as unlawful for failing to include such a termination provision; award damages; order an accounting by defendants of all profits realized by them as a result of these wrongful actions and to hold these profits in a constructive trust pending the accounting; and award costs and disbursements including reasonable attorneys' and experts' fees.

On October 26, 1994, BNI filed a Motion to Dismiss the Consolidated Amended Complaint.

On October 6, 1994, UP filed in the Court of Chancery of the State of Delaware a lawsuit against Santa Fe, Santa Fe's directors and BNI (Union Pacific Corporation v. Santa Fe Pacific Corporation, C.A. No. 13778). On October 19, 1994, UP filed a First Amended and Supplemental Complaint alleging that BNI and Santa Fe jointly engaged in a wrongful campaign to mislead Santa Fe's stockholders. The complaint further alleges that defendants engaged in a wrongful course of conduct designed to deprive Santa Fe stockholders of the opportunity to consider and receive a merger proposal from UP, that Santa Fe's directors have breached their fiduciary duties by rejecting UP's merger proposal "out of hand", by refusing to negotiate with UP, and by making false and misleading statements in the Joint Proxy Statement/Prospectus.

UP seeks a declaration that the Original Agreement permits Santa Fe to terminate the Original Agreement in order to accept UP's merger proposal or, in the alternative, that the Original Agreement is invalid and unenforceable for failing to include such a provision; a declaration that the Joint Proxy Statement/Prospectus is false and misleading and an injunction against Santa Fe and its directors from making any additional materially false and misleading disclosures relating to the Merger or UP's merger proposal; an injunction against the November 18, 1994 special meeting of the Santa Fe stockholders; injunctive relief mandating Santa Fe to negotiate with UP regarding UP's merger proposal; a declaration that UP has not tortiously interfered with defendants' contractual or other legal rights; an injunction against defendants from bringing or maintaining any action against UP alleging that UP has tortiously interfered with defendants' contractual or other legal rights; and an award of UP's costs in bringing its lawsuit, including reasonable legal fees.

On October 7, 1994, both UP and the stockholder plaintiffs moved the court for expedited discovery and an expedited hearing on their motions for a preliminary injunction on a schedule that would enable the motion to be heard and decided before Santa Fe's stockholders voted at a stockholders' meeting on November 18, 1994. On October 18, 1994, after receiving submissions from the parties, Vice Chancellor Jacobs denied plaintiffs' motion for expedited proceedings because plaintiffs had "failed to demonstrate a need for this Court to involve itself in this dispute before Santa Fe's stockholders decide whether or not to approve the Santa Fe-BNI merger."

Defendants believe that all of these lawsuits are without merit and intend to oppose them vigorously.

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

             27                    Financial Data Schedule.

     B.  Reports on Form 8-K

         During the quarter covered by this report, there were no reports on Form 8-K filed.

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









Date:  November 10, 1994

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

  27                      Financial Data Schedule