Form 10-K
period 1994-12-31
BURLINGTON NORTHERN INC/DE/
filed 1995-02-17
CIK 351979

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR
  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM     TO
                         COMMISSION FILE NUMBER 1-8159

                            BURLINGTON NORTHERN INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                    41-1400580
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

       3800 CONTINENTAL PLAZA
            777 MAIN ST.
          FORT WORTH, TEXAS                            76102-5384
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

                                 (817) 333-2000
                        (REGISTRANT'S TELEPHONE NUMBER)
                               ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON
           -----------                              WHICH REGISTERED
                                                     ----------------
  COMMON STOCK, WITHOUT PAR VALUE          NEW YORK, CHICAGO AND PACIFIC STOCK
                                           EXCHANGES
  6 1/4% CUMULATIVE CONVERTIBLE PREFERRED  NEW YORK, CHICAGO AND PACIFIC STOCK
   STOCK, SERIES A, NO PAR VALUE           EXCHANGES
  PREFERRED STOCK PURCHASE RIGHTS          NEW YORK, CHICAGO AND PACIFIC STOCK
                                           EXCHANGES
  9% DEBENTURES, DUE 2016                  NEW YORK STOCK EXCHANGE



          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on January 31, 1995 was approximately $4,206,401,640.

  As of January 31, 1995, the registrant had outstanding 89,226,316 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Burlington Northern Inc.'s definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                            PAGE 1 OF 313 TOTAL PAGES.
                      EXHIBIT INDEX IS LOCATED ON PAGE 65.

                               TABLE OF CONTENTS

          ITEM                                                             PAGE
          ----                                                             ----
 Part I     1.  Business.................................................    1
            2.  Properties...............................................    1
            3.  Legal Proceedings........................................    7
            4.  Submission of Matters to a Vote of Security Holders......   11
                Executive Officers of the Registrant and Principal
                 Subsidiary..............................................   11
                Market for Registrant's Common Equity and Related
 Part II    5.   Stockholder Matters.....................................   15
            6.  Selected Financial Data..................................   15
            7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   16
            8.  Financial Statements and Supplementary Data..............   30
            9.  Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure.....................   56
 Part III  10.  Directors and Executive Officers of the Registrant.......   56
           11.  Executive Compensation...................................   56
                Security Ownership of Certain Beneficial Owners and
           12.   Management..............................................   56
           13.  Certain Relationships and Related Transactions...........   56
                Exhibits, Financial Statement Schedules and Reports on
 Part IV   14.   Form 8-K................................................   56

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

RAILROAD TRANSPORTATION

  Railroad operates the largest railroad system in the United States based on miles of road and second main track, with approximately 24,300 total miles at December 31, 1994. The principal cities served include Billings, Birmingham, Cheyenne, Chicago, Denver, Des Moines, Duluth/Superior, Fargo/Moorhead, Fort Worth/Dallas, Galveston, Houston, Kansas City, Lincoln, Memphis, Mobile, Omaha, Pensacola, Portland, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Wichita, Vancouver (British Columbia) and Winnipeg (Manitoba).

  The following table presents BN's revenue information by Railroad business unit and includes certain reclassifications of prior year information to conform to current year presentation. Percent of revenues was calculated before consideration of shortline payments and other miscellaneous revenues. The principal contributors to rail transportation revenues were as follows (revenues and revenue ton miles in millions, carloadings in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
Coal:
  Revenues........................................ $  1,669  $  1,532  $  1,520
  Percent of revenues.............................       33%       32%       32%
  Revenue ton miles...............................  140,934   122,821   117,138
  Revenues per revenue ton mile...................     1.18c     1.25c     1.30c
  Carloadings.....................................    1,624     1,467     1,448
Agricultural Commodities:
  Revenues........................................ $    830  $    784  $    777
  Percent of revenues.............................       16%       16%       16%
  Revenue ton miles...............................   35,130    35,454    36,831
  Revenues per revenue ton mile...................     2.36c     2.21c     2.11c
  Carloadings.....................................      436       423       454
Intermodal:
  Revenues........................................ $    772  $    730  $    711
  Percent of revenues.............................       15%       15%       15%
  Revenue ton miles...............................   25,542    23,726    22,749
  Revenues per revenue ton mile...................     3.02c     3.08c     3.13c
  Carloadings.....................................    1,026     1,003     1,017
Forest Products:
  Revenues........................................ $    498  $    483  $    489
  Percent of revenues.............................       10%       10%       10%
  Revenue ton miles...............................   20,784    19,724    20,030
  Revenues per revenue ton mile...................     2.40c     2.45c     2.44c
  Carloadings.....................................      284       280       283

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1994     1993     1992
                                                      -------  -------  -------
Chemicals:
  Revenues........................................... $   412  $   406  $   389
  Percent of revenues................................       8%       8%       8%
  Revenue ton miles..................................  14,853   14,655   14,167
  Revenues per revenue ton mile......................    2.77c    2.77c    2.75c
  Carloadings........................................     291      263      244
Consumer Products:
  Revenues........................................... $   267  $   257  $   258
  Percent of revenues................................       5%       5%       5%
  Revenue ton miles..................................   9,477    9,049    9,098
  Revenues per revenue ton mile......................    2.82c    2.84c    2.84c
  Carloadings........................................     150      145      146
Minerals Processors:
  Revenues........................................... $   208  $   195  $   180
  Percent of revenues................................       4%       4%       4%
  Revenue ton miles..................................   8,399    7,984    7,409
  Revenues per revenue ton mile......................    2.48c    2.44c    2.43c
  Carloadings........................................     189      179      170
Vehicles & Machinery:
  Revenues........................................... $   190  $   185  $   165
  Percent of revenues................................       4%       4%       4%
  Revenue ton miles..................................   2,614    2,386    2,140
  Revenues per revenue ton mile......................    7.27c    7.75c    7.71c
  Carloadings........................................     134      122      101
Iron & Steel:
  Revenues........................................... $   175  $   173  $   178
  Percent of revenues................................       3%       4%       4%
  Revenue ton miles..................................   8,270    8,189    8,088
  Revenues per revenue ton mile......................    2.12c    2.11c    2.20c
  Carloadings........................................     230      225      244
Aluminum, Nonferrous Metals & Ores:
  Revenues........................................... $   102  $   103  $   108
  Percent of revenues................................       2%       2%       2%
  Revenue ton miles..................................   3,851    3,917    4,180
  Revenues per revenue ton mile......................    2.65c    2.63c    2.58c
  Carloadings........................................      65       68       71

COAL

  The transportation of coal is Railroad's largest source of revenues, accounting for approximately one-third of the total. Based on carloadings and tons hauled, Railroad is the largest transporter of Western low-sulfur coal in the United States. Over 90 percent of Railroad's coal traffic originated in the Powder River Basin of Montana and Wyoming during the three years ended December 31, 1994. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States with smaller quantities exported.

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

AGRICULTURAL COMMODITIES

  Based on carloadings and tons hauled, Railroad is the largest rail transporter of grain in North America. Railroad's system is strategically located to serve the Midwest and Great Plains grain producing regions where Railroad serves most major terminal, storage, feeding and food-processing locations. Additionally, Railroad has access to major export markets in the Pacific Northwest, western Great Lakes and Texas Gulf regions.

INTERMODAL

  Intermodal transportation consists of hauling freight containers or truck trailers by a combination of water, rail and motor carriers. The intermodal business has become highly service-driven, and in some cases motor carriers and railroads have begun to jointly market intermodal service. Railroad's intermodal transportation system integrates the movement of approximately 36 daily trains operating between 32 rail hubs and 27 satellite rail hubs (Railroad-operated marshalling points for trailer/container movements). These operations are strategically located across Railroad's rail network and also serve major distribution centers outside BN's system. Strategic alliances have been formed to enhance Railroad's market access both with other railroads and with major truck transportation providers.

FOREST PRODUCTS

  The Forest Products business unit is primarily comprised of lumber, plywood, pulpmill feedstock, wood pulp and paper products. These products primarily come from the Pacific Northwest, upper Midwest and Southeast areas of the United States.

CHEMICALS

  The Chemicals business unit is comprised of fertilizer, petroleum and chemical commodities as well as Railroad's environmental logistics business. Primary origin markets for Railroad include the Gulf Coast, the Pacific Northwest, and various Canadian ports of entry. Environmental logistics is an area of significant opportunity as municipalities exhaust their traditional disposal sources and must increasingly transport their waste over longer distances.

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

VEHICLES & MACHINERY

  The Vehicles & Machinery business unit is responsible for both domestic and international vehicle manufacturers as well as an assortment of primary and secondary markets for heavy machinery and aerospace products. Through the development and implementation of using containers to move motor vehicles, Railroad is redefining transit time and ride quality. Heavy machinery includes primary markets for aircraft, construction, farm and railroad equipment and secondary markets for used equipment. The business unit is also responsible for military and other miscellaneous traffic for the United States government.

IRON & STEEL

  The Iron & Steel business unit handles virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are the business unit's primary input products, while finished steel products range from structural beams and steel coils to wire and nails.

ALUMINUM, NONFERROUS METALS & ORES

  The Aluminum, Nonferrous Metals & Ores business unit handles alumina and aluminum products, petroleum coke and a variety of other metals and ores such as zinc, copper and lead.

OPERATING FACTORS

  Certain significant operating statistics were as follows:

                                         YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1994      1993      1992      1991      1990
                               --------  --------  --------  --------  --------
Carloadings (in thousands)...     4,429     4,175     4,178     4,149     4,335
Freight revenues per carload.  $  1,101  $  1,099  $  1,080  $  1,071  $  1,052
Revenue ton miles (in
 millions)...................   260,574   237,339   232,799   232,441   234,291
Revenues per revenue ton
 mile........................      1.92c     1.98c     1.99c     1.96c     1.99c
Revenue tons per carload.....        86        83        82        82        79
Revenue tons per train.......     3,397     3,315     3,193     3,188     3,141
Freight train miles (in
 millions)...................        77        72        73        73        75
Average length of haul
 (miles).....................       793       778       764       770       766
Gross ton miles, excluding
 locomotives
 (in millions)...............   443,440   409,808   400,917   402,527   409,991
Operating ratio (excluding
 the 1991 special charge)....        83%       86%       87%       90%       87%
Operating expense per gross
 ton mile (excluding the 1991
 special charge).............       .93c      .99c     1.01c     1.02c      .99c
Gallons of fuel used (in
 millions)...................       631       588       560       562       593
Average fuel price per
 gallon......................      58.4c     61.5c     62.2c     65.5c     69.5c
Gross ton miles per gallon of
 fuel used...................       703       697       716       716       691
Revenue ton miles per
 employee (in thousands).....     8,485     7,781     7,461     7,317     7,120
Revenues per employee (in
 thousands)..................  $    163  $    154  $    148  $    144  $    142

PROPERTIES

  In 1994, approximately 96 percent of the total ton miles, both revenue and non-revenue generating, carried by Railroad were handled on its main lines. At December 31, 1994, approximately 19,140 miles of Railroad's track consisted of 112-lb. per yard or heavier rail, including approximately 10,738 track miles of 132-lb. per yard or heavier rail. Additions and replacements to properties were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                  1994  1993  1992  1991  1990
                                                  ----- ----- ----- ----- -----
Track miles of rail additions and replacements:
  New............................................   378   387   461   380   301
  Used...........................................   253   356   299   281   299
Track miles surfaced or reballasted.............. 8,183 7,854 7,610 7,710 7,119
Ties inserted (in thousands):
  Wood........................................... 1,435 1,914 1,684 1,515 1,331
  Concrete.......................................   260   195   500   527   691

EQUIPMENT

  BN owned or leased, under both capital and operating leases, with an initial lease term in excess of one year, the following units of railroad rolling stock at December 31, 1994:

                                                              NUMBER OF UNITS
                                                            --------------------
                                                            OWNED  LEASED TOTAL
                                                            ------ ------ ------
Locomotives:
  Freight..................................................    796  1,206  2,002
  Passenger................................................     --     --     --
  Multi-purpose............................................    166     40    206
  Switching................................................    194     --    194
                                                            ------ ------ ------
    Total locomotives......................................  1,156  1,246  2,402
                                                            ====== ====== ======
Freight Cars:
  Box-general purpose......................................    238  2,753  2,991
  Box-specially equipped...................................  5,253    669  5,922
  Gondola..................................................  5,985  1,357  7,342
  Hopper-open top..........................................  7,863    277  8,140
  Hopper-covered........................................... 17,334 14,694 32,028
  Refrigerator.............................................  3,293      9  3,302
  Flat.....................................................  3,425    833  4,258
  Caboose..................................................    458     --    458
  Other....................................................    586     --    586
                                                            ------ ------ ------
    Total freight cars..................................... 44,435 20,592 65,027
                                                            ====== ====== ======
Commuter passenger cars....................................     --    141    141
                                                            ====== ====== ======

  In addition to the owned and leased locomotives identified above, BN operates 197 freight locomotives under power purchase agreements.

  The average age of locomotives and freight cars was 15.0 years and 18.6 years, respectively, at December 31, 1994, compared with 14.5 years and 18.6 years, respectively, at December 31, 1993.

  The average percentage of BN's locomotives and freight cars awaiting repairs during 1994 was 7.7 and 3.1, respectively, compared with 7.7 and 3.3, respectively, in 1993. The average time between locomotive failures was 71.1 days in 1994 compared with 67.9 days in 1993.

  In 1993, BN entered into an agreement to acquire 350 alternating current traction motor locomotives. In December 1994, the number of locomotives to be acquired under this agreement was increased to 404. BN anticipates reduced locomotive operating costs as well as an increase in both horsepower and traction, meaning fewer locomotives will be needed for many freight operations. As of January 31, 1995, BN had accepted delivery of 147 locomotives and anticipates deliveries under this agreement of between approximately 60 and 140 each year from 1995 (including January 1995 deliveries) through 1997.

EMPLOYEES

  BN employed an average of 30,711 employees in 1994 compared with 30,502 in 1993 and 31,204 in 1992. BN's payroll and employee benefits costs, including capitalized labor costs, were approximately $2.0 billion for the year ended December 31, 1994 and $1.9 billion for each of the years ended December 31, 1993 and 1992. Almost 90 percent of BN's employees are covered by collective bargaining agreements with 14 different labor organizations.

  In December 1994, BN reached an agreement with the Railroad Yardmasters Division (Yardmasters) of the United Transportation Union which is effective through 1999 with respect to wages, work rules and all other matters except health and welfare benefits. Any changes negotiated with the other unions regarding health and welfare benefits on a national basis will also apply to the BN Yardmasters. Approximately 250 Yardmasters were affected by this agreement. Also during 1994, agreements were signed with all of the unions establishing non-contributory 401(k) plans for union employees.

  Labor agreements currently in effect for unions other than Yardmasters include provisions which prohibited the parties from serving notices to change wages, benefits, rules and working conditions prior to November 1, 1994. The next wage adjustment stipulated by the existing agreements is scheduled for July 1995 unless new agreements are reached by the parties prior to that time. The adjustment called for by the contract is a base wage increase dependent upon changes in the Consumer Price Index not to exceed three percent. These cost of living increases may be offset by increases in the cost of BN's payment rate for health and welfare benefits costs. BN joined with the other railroads to negotiate with the unions on a multi-employer basis on November 1, 1994. At that time, all unions were served proposals for productivity improvements as well as other changes. The unions also served notices on the railroads which proposed not only increasing wages and benefits but also restoring many of the restrictive work rules and practices that were modified or eliminated under the current agreements. A number of the unions are also challenging the railroads' right to negotiate nationally on a multi-employer basis and the issue is currently pending in Federal District Court in Washington, D.C. At this time, negotiations on the proposals by both the railroads and the unions are in preliminary stages and the ultimate outcome of these negotiations cannot be predicted.

  In July 1993, the American Train Dispatchers Association ratified an April 1993 agreement which will facilitate the consolidation of all dispatching functions into a centralized train dispatching office in Fort Worth, Texas by the end of 1995.

COMPETITION

  The general environment in which BN operates remains highly competitive. Depending on the specific market; deregulated motor carriers, other railroads and river barges exert pressure on various price and service combinations. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to impact the market for non-bulk, time sensitive freight. The potential expansion of long combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BN and other railroads continue to develop and implement technologically supported operating efficiencies to improve productivity.

  As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BN's primary rail competitors in the western region of the United States consist of The Atchison, Topeka & Santa Fe Railway Company; Chicago & Northwestern Transportation Company (C&NW); CP Rail System; Southern Pacific Transportation Company; and Union Pacific Railroad Company (UP Rail).

  Coal, one of BN's primary commodities, has experienced significant pressure on rates due to competition from the joint effort of C&NW/UP Rail and BN's efforts to penetrate into new markets. In addition to the railroads discussed above, numerous regional railroads and motor carriers operate in parts of the same territory served by BN.

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

  On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost Standards in assessing the reasonableness of Railroad's wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by Railroad exceeded the stand alone costs of transporting that traffic and that Railroad's rates were unreasonably high. The ICC has issued a procedural schedule calling for the receipt of Railroad's evidence on February 27, 1995. Railroad sought reconsideration of that schedule and the ICC granted Railroad's request to extend the filing date until March 29, 1995 in a decision served February 13, 1995. On January 19, 1995, Railroad moved to dismiss the case on the basis that complainants had failed to state a prima facie case. The ICC denied the motion on February 13, 1995.

COAL TRANSPORTATION CONTRACT LITIGATION

  On April 26, 1991, an action was filed against Railroad in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). The plaintiff, Southwestern Electric Power Company (SWEPCO), was challenging the contract rates for transportation of coal to its electric generating facilities at Cason, Texas and Flint Creek, Arkansas. SWEPCO contended that productivity gains achieved by Railroad constituted unusual economic conditions giving rise to a "gross inequity" because Railroad's costs of providing service have been reduced over the contracts' terms. On August 2, 1994, plaintiff filed an amendment to its complaint to further allege that Railroad had been unjustly enriched by retaining differences between the rates actually charged and those that should have been charged. SWEPCO sought both prospective rate relief and recovery of alleged past overcharges.

  Railroad's primary contention was that both parties anticipated productivity gains in the rail industry when negotiating the contracts and agreed that Railroad would retain most of its productivity gains. Railroad further contended that there was no agreement that transportation rates paid by SWEPCO would be based on Railroad's costs of providing service.

  On November 18, 1994, the jury rendered a verdict denying plaintiff's request for prospective rate relief and that plaintiff take nothing on its principal claims of "gross inequity." However, Railroad was assessed damages approximating $56 million relating to plaintiff's alternative claim of unjust enrichment. On January 20, 1995, the trial court rendered a judgment on the verdict in an amount approximating $74 million, which included attorneys' fees and interest. The judgment further awarded post judgment interest at 10 percent per annum and issued declaratory orders pertaining to the two contracts. Railroad intends to appeal the judgment. In the opinion of outside counsel, Railroad has a substantial likelihood of prevailing on appeal, although no assurances can be given due to the uncertainties inherent in litigation. Railroad plans to file its Notice of Appeal in the case on February 17, 1995 and will post a bond to stay enforcement of the judgment pending prosecution of all appeals. In the event SWEPCO fails to file a motion for new trial on or before February 21, 1995, Railroad's appeal will be effective. If such a motion for new trial were timely filed, the trial court's jurisdiction would extend 75 days from the date of judgment to rule on SWEPCO's motion, and Railroad would refile its appeal at the appropriate time.

ENVIRONMENTAL PROCEEDING

  On May 25, 1994, the United States Department of Justice (Department) filed suit on behalf of the United States Environmental Protection Agency (EPA) against Railroad in United States District Court for the Eastern District of Wisconsin for the release of oil and hazardous substances into navigable waters of the United States in the course of three derailments. Specifically referenced are (1) the alleged release of hazardous substances into the Nemadji River and its shoreline near Superior, Wisconsin, on June 30, 1992, (2) the alleged release of oil into the North Platte River and its shoreline near Guernsey, Wyoming, on January 9, 1993, and (3) the alleged release of oil into a tributary of the Bighorn River near Worland, Wyoming, on May 6, 1993. The suit claims that pursuant to 33 U.S.C. Section 1321(b)(7), Railroad is liable to the United States for civil penalties of up to $25,000 per day of violation or $1,000 per barrel of oil or per reportable quantity of each hazardous substance discharged. The EPA initially calculated the statutory maximum penalty associated with these three spills to be $10,137,000. Railroad has answered the complaint and opposed the penalties sought by the EPA.

  On February 13, 1995, Railroad attended a settlement conference with the Department. The settlement conference was called and conducted by the United States Judge Magistrate for the Western District of Wisconsin. At the conference, a settlement in principle was achieved. Pursuant to the compromise, Railroad will pay $1,500,000 to satisfy all claims by the United States for fines, penalties, response costs and natural resource damages. Railroad will also make a $100,000 contribution to a study (jointly approved by Railroad and the Department) regarding methods or procedures to improve rail safety and prevent derailments. In return for these payments, the United States will release Railroad from all claims arising out of the three derailments and provide Railroad contribution protection against claims by other responsible parties who may later be pursued by the government for their liability arising from the derailments.

  The settlement is subject to documentation, formal sign-off by various government officials and court approval. Railroad anticipates that the settlement will be executed, approved and implemented by March 30, 1995. There is no reason to believe that formal government and court approval will not be forthcoming.

MERGER-RELATED LITIGATION

  Several complaints have been filed arising out of BNI's proposed merger (the Merger) with Santa Fe Pacific Corporation (Santa Fe) pursuant to which Santa Fe would merge with and into BNI, and BNI would be the surviving corporation. Between June 30, 1994, shortly after announcement of the Merger, and October 14, 1994, twelve purported stockholder class action suits were filed on behalf of Santa Fe stockholders in the Court of Chancery of the State of Delaware. On October 14, 1994, plaintiffs filed a class action complaint which consolidated and superseded all of the pending stockholder complaints (In re Santa Fe Pacific

Corporation Shareholder Litigation, Consol. C.A. No. 13587). The Consolidated and Amended Complaint names as defendants Santa Fe, the individual members of the Board of Directors of Santa Fe, and BNI. Plaintiffs seek certification of a class action on behalf of stockholders of Santa Fe as of June 30, 1994.

  The Consolidated and Amended Complaint, in addition to making allegations against Santa Fe and Santa Fe's directors, alleges that BNI aided and abetted Santa Fe's directors in breaches of their fiduciary duties, including their fiduciary duties of good faith, loyalty, care and disclosure. The Consolidated and Amended Complaint alleges that BNI aided and abetted various acts or omissions by Santa Fe's directors in respect of the proposed merger with BNI, including their allegedly material misrepresentations in and failure to completely disclose all material information in the joint proxy statement/prospectus dated October 12, 1994 (the Joint Proxy Statement/Prospectus).

  In the Consolidated and Amended Complaint, plaintiffs ask the court to order Santa Fe's directors to carry out their fiduciary duties to plaintiffs; enjoin consummation of the Merger; order the Santa Fe directors to explore alternative transactions and to negotiate in good faith with all interested persons, including Union Pacific Corporation (UP); order the Santa Fe directors to provide access to information concerning Santa Fe or the Merger to any bona fide bidder, including UP; in the event the Merger is consummated, rescind the Merger and award rescissory damages; decree that the original merger agreement between BNI and Santa Fe (the Original Agreement) has an implied right of termination in response to a superior offer for Santa Fe or, in the alternative, invalidate the Original Agreement as unlawful for failing to include such a termination provision; award damages; order an accounting by defendants of all profits realized by them as a result of these wrongful actions and to hold these profits in a constructive trust pending the accounting; and award costs and disbursements including reasonable attorneys' and experts' fees.

  On October 26, 1994, BNI filed a Motion to Dismiss the Consolidated and Amended Complaint.

  On October 6, 1994, UP filed in the Court of Chancery of the State of Delaware a lawsuit against Santa Fe, Santa Fe's directors and BNI (Union Pacific Corporation v. Santa Fe Pacific Corporation, C.A. No. 13778). This complaint alleged that Santa Fe's directors have breached their fiduciary duties by rejecting UP's merger proposal "out of hand", by refusing to negotiate with UP, and by threatening to bring suit against UP and its Chief Executive Officer.

  In the October 6, 1994 complaint, UP seeks a declaration that the Original Agreement permits Santa Fe to terminate the Original Agreement in order to accept UP's merger proposal or, in the alternative, that the Original Agreement is invalid and unenforceable for failing to include such a provision; injunctive relief mandating Santa Fe to negotiate with UP regarding UP's merger proposal; a declaration that UP has not tortiously interfered with the contractual or other legal rights of BNI or Santa Fe; an injunction preventing BNI and Santa Fe from bringing or maintaining any action against UP alleging that UP has tortiously interfered with defendants' contractual or other legal rights; and an award of UP's costs in bringing its lawsuit, including reasonable legal fees.

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

  On October 19, 1994, UP filed a First Amended and Supplemental Complaint. In addition to repeating the allegations and requested relief of UP's earlier Complaint, the First Amended and Supplemental Complaint adds James A. Shattuck as an additional plaintiff, alleges that Santa Fe has made purportedly false and misleading statements in the Joint Proxy Statement/Prospectus and elsewhere regarding the UP proposal and the Merger, including statements denying that Santa Fe's directors have the purported right to terminate the Original Agreement in order to enter into a merger agreement with UP based upon the UP proposal and denying that the Original Agreement is allegedly void for failing to include such a right, statements failing to disclose the purportedly preclusive effect to the Original Agreement on the Santa Fe directors' consideration of other combination proposals, including the UP proposal, statements allegedly suggesting that the UP proposal does not represent a fair price, and statements allegedly misrepresenting UP's objectives in proposing a UP-Santa Fe merger and the likelihood of obtaining ICC approval of such a merger. The First Amended and Supplemental Complaint seeks, in addition to the relief requested in UP's original Complaint, further declaratory and injunctive relief consisting of a declaration that the Joint Proxy Statement/Prospectus is false and misleading, an injunction preventing Santa Fe from making any further allegedly materially false and misleading statements regarding the UP Proposal or the merger and an injunction against the November 18, 1994 Santa Fe stockholder meeting.

  On November 2, 1994, BNI moved pursuant to Chancery Court Rule 12(b)(6) to dismiss the First Amended and Supplemental Complaint filed by UP and James Shattuck on the grounds that the First Amended and Supplemental Complaint fails to state a claim against BNI upon which relief can be granted.

  On January 18, 1995, UP filed a Motion for Leave to File a Second Amended and Supplemental Complaint (the Proposed Complaint). The Proposed Complaint alleges many of the facts asserted in the First Amended and Supplemental Complaint of October 19, 1994. In addition, the Proposed Complaint alleges that the last transaction proposed by UP is superior to that proposed by BNI and that the Santa Fe Board of Directors has allegedly refused, in breach of its fiduciary duties, to fairly and equally consider UP's superior bid. The Santa Fe Board of Directors is instead alleged to have favored BNI through the purported establishment of an unfair and coercive process that includes 1) the Santa Fe Board of Director's implementation of a poison pill rights plan; 2) its approval of a break up fee (including expense reimbursement) that allegedly favors BNI's proposal; and 3) its alleged public expression of the view that Santa Fe is not "for sale" despite the protracted bidding contest that is under way. The Proposed Complaint also alleges that the first step of the BNI-Santa Fe merger, which involves the purchase of 33 percent of the outstanding stock of Santa Fe and BNI in exchange for cash, would "irreparably harm Santa Fe's shareholders by an irreversible restructuring." The Proposed Complaint alleges
1) that the Santa Fe Board of Director defendants breached their fiduciary duties of loyalty and care; and 2) that BNI aided and abetted the Santa Fe Board of Directors' breaches of fiduciary duty. In addition to the relief that UP sought in its October 19, 1994 complaint, the Proposed Complaint seeks, among other things, 1) an injunction requiring Santa Fe to adopt fair and equitable procedures for the acceptance and consideration of competing bids for Santa Fe; 2) an injunction against the operation of the Santa Fe poison pill, or an injunction requiring the Santa Fe Board of Directors to redeem the poison pill rights or to otherwise render them inapplicable or unenforceable to the UP tender offer and merger proposal; and 3) a declaration that the termination fee and expense reimbursement payments contained in the BNI proposal are invalid and unenforceable.

  On January 26, 1995, the plaintiffs in the Santa Fe stockholder litigation filed a motion for a preliminary injunction seeking to enjoin Santa Fe's Board of Directors from taking certain allegedly improper actions, including actions intended to render Santa Fe's rights plan inapplicable to any proposal to acquire Santa Fe. The stockholder plaintiffs also filed a motion requesting expedited proceedings.

  On January 26, 1995, UP filed a motion for a preliminary injunction seeking to require Santa Fe's Board of Directors to render Santa Fe's rights plan inapplicable to UP's offer to acquire Santa Fe. UP also filed a motion requesting expedited proceedings.

  On January 30, 1995, the Court of Chancery of the State of Delaware issued a written opinion denying the motions of the plaintiff stockholders and UP for expedited proceedings and refusing to schedule a hearing on their motions for preliminary injunctions.

  On January 31, 1995, UP withdrew its acquisition proposal for Santa Fe.

  The stockholder plaintiffs have indicated that they intend to pursue their claims. A trial has tentatively been scheduled to commence on June 12, 1995.

  BNI believes that these lawsuits are without merit and intends to oppose them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1994, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT AND PRINCIPAL SUBSIDIARY

  The following information concerning executive officers is as of January 31, 1995:

  GERALD GRINSTEIN, 62
    Chairman and Chief Executive Officer
    Burlington Northern Inc.
    July 1991 to Present
    Director
    October 1985 to Present
    Chairman and Chief Executive Officer
    Burlington Northern Railroad Company
    July 1991 to Present

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

  DAVID C. ANDERSON, 53
    Executive Vice President, Chief Financial Officer and Chief Accounting
    Officer
    Burlington Northern Inc.
    October 1991 to Present
    Executive Vice President, Chief Financial Officer
    Burlington Northern Railroad Company
    October 1991 to Present

  Senior Vice President and Chief Financial Officer, July 1983 to September 1991, Federal Express Corporation. Mr. Anderson is a Director of Concord EFS, Inc.

  JOHN Q. ANDERSON, 43
    Executive Vice President, Marketing and Sales
    Burlington Northern Railroad Company
    February 1990 to Present

  Principal, January 1982 to January 1990, McKinsey & Company, Inc.

  DOUGLAS J. BABB, 42
    Vice President and General Counsel
    Burlington Northern Railroad Company
    December 1986 to Present

  EDMUND W. BURKE, 46
    Executive Vice President, Law and Secretary
    Burlington Northern Inc.
    August 1989 to Present
    Executive Vice President, Law and Government Affairs
    Burlington Northern Railroad Company
    February 1990 to Present

  Executive Vice President, Law and Government Affairs and Secretary, September 1989 to February 1990, Burlington Northern Railroad Company.

  MARK S. CANE, 39
    Vice President, Intermodal
    Burlington Northern Railroad Company
    September 1992 to Present

  Vice President, Equipment Management, March 1991 to September 1992; Vice President, Service Design, December 1989 to March 1991, Burlington Northern Railroad Company.

  JOHN T. CHAIN, JR., 60
    Executive Vice President, Safety and Corporate Support
    Burlington Northern Railroad Company
    March 1993 to Present

  Executive Vice President, Operations, February 1991 to February 1993, Burlington Northern Railroad Company. Commander in Chief of the Strategic Air Command, June 1986 to January 1991. Mr. Chain is a Director of Kemper Corporation, Northrop Corporation and R.J.R. Nabisco.

  JAMES B. DAGNON, 55
    Executive Vice President, Employee Relations
    Burlington Northern Inc.
    January 1992 to Present
    Executive Vice President, Employee Relations
    Burlington Northern Railroad Company
    January 1992 to Present

  Senior Vice President, Human Resources, August 1991 to January 1992; Senior Vice President, Labor Relations, June 1987 to August 1991, Burlington Northern Railroad Company.

  DONALD W. HENDERSON, 56
    Vice President, Network Operations
    Burlington Northern Railroad Company
    June 1994 to Present

  General Manager Central Corridor Operations, May 1993 to June 1994; General Manager Southern Corridor Operations, August 1992 to May 1993; Vice President Technology, Engineering & Maintenance, February 1987 to August 1992, Burlington Northern Railroad Company.

  DAVID L. HULL, 47
    Vice President, Revenue Management
    Burlington Northern Railroad Company
    April 1992 to Present

  Vice President, Financial Planning, December 1989 to April 1992, Burlington Northern Railroad Company.

  FRANCIS T. KELLY, 47
    Securities and Finance Counsel
    Burlington Northern Railroad Company
    November 1989 to Present

  RICHARD L. LEWIS, 54
    Senior Vice President, Corporate Development
    Burlington Northern Railroad Company
    February 1993 to Present

  Vice President, Strategic Planning, February 1991 to January 1993; Vice President, Freight Equipment and Strategic Planning, January 1989 to January 1991, Burlington Northern Railroad Company.

  ROBERT F. MCKENNEY, 41
    Senior Vice President and Treasurer
    Burlington Northern Inc.
    October 1991 to Present
    Senior Vice President and Treasurer
    Burlington Northern Railroad Company
    October 1991 to Present

  Senior Vice President, Treasurer, Acting Chief Financial Officer and Acting Chief Accounting Officer, April 1991 to October 1991, Burlington Northern Inc.; Senior Vice President, Treasurer and Acting Chief Financial Officer, April 1991 to October 1991, Burlington Northern Railroad Company; Vice President and Treasurer, October 1989 to April 1991, Burlington Northern Inc. and Burlington Northern Railroad Company.

  RONALD A. RITTENMEYER, 47
    Executive Vice President, Merchandise Business
    Burlington Northern Railroad Company
    June 1994 to Present

  Vice President, Operations, December 1989 to May 1994, Frito-Lay Unit of PepsiCo, Inc.

  HERBERT D. ROBINSON, 42
    Vice President, Network Design
    Burlington Northern Railroad Company
    June 1994 to Present

  Vice President Network Planning and Control, September 1992 to June 1994; Assistant Vice President Network Planning, December 1990 to September 1992; General Manager, September 1988 to December 1990, Burlington Northern Railroad Company.

  RICHARD A. RUSSACK, 56
    Vice President, Communications
    Burlington Northern Railroad Company
    October 1991 to Present

  Managing Director, October 1989 to September 1991, Ogilvy, Adams & Rinehart, Inc.

  DON S. SNYDER, 46
    Vice President, Controller and
     Chief Accounting Officer
    Burlington Northern Railroad Company
    April 1990 to Present

  Vice President, Controller, December 1987 to March 1990, Burlington Northern Railroad Company.

  GREGORY T. SWIENTON, 45
    Executive Vice President, Intermodal Business
    Burlington Northern Railroad Company
    June 1994 to Present

  Executive Director-Europe and Africa (Brussels), January 1991 to June 1994. DHL Worldwide Express, Regional Managing Director-Continental Europe (Brussels), January 1988 to December 1990.

  ALLAN B. SWIFT, 59
    Vice President, Government Affairs
    Burlington Northern Railroad Company
    January 1995 to Present

  U.S. Congressman for the 20th District, Washington State, January 1978 to December 1994.

  PHILIP F. WEAVER, 54
    Vice President, Agricultural Commodities
    Burlington Northern Railroad Company
    July 1990 to Present

  Acting Assistant Vice President, Marketing Resources, December 1989 to July 1990; Assistant Vice President Agricultural Products, August 1987 to July 1990, Burlington Northern Railroad Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  BNI's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. At January 31, 1995, the number of common stockholders of record was 32,064. Information on quarterly dividends and common stock prices is shown on page 55.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data shown below should be read in conjunction with the consolidated financial statements and related notes.

                                       YEAR ENDED DECEMBER 31,
                             ------------------------------------------------
                               1994      1993      1992      1991      1990
                             --------  --------  --------  --------  --------
                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
For the year:
  Revenues.................. $  4,995  $  4,699  $  4,630  $  4,559  $  4,674
  Special charge (1)........       --        --        --      (708)       --
  Operating income (loss)...      853       661       597      (239)      595
  Income (loss) before
   extraordinary items and
   cumulative effect of
   changes in accounting
   methods..................      426       296       299      (306)      222
  Net income (loss)
   (2)(3)(4)(5)............. $    416  $    296  $    278  $   (320) $    236
  Earnings (loss) available
   for common stockholders.. $    394  $    274  $    275  $   (321) $    235
  Primary earnings (loss)
   per common share:
    Before extraordinary
     items and cumulative
     effect of changes in
     accounting methods..... $   4.48  $   3.06  $   3.35  $  (3.96) $   2.89
    Primary earnings (loss)
     per common share
     (2)(3)(4).............. $   4.37  $   3.06  $   3.11  $  (4.14) $   3.07
    Shares used in
     computation (in
     thousands) (6).........   90,187    89,672    88,617    77,462    76,624
  Fully diluted earnings
   (loss) per common share:
   (7)
    Before extraordinary
     items and cumulative
     effect of changes in
     accounting methods..... $   4.38  $   3.04  $   3.34  $  (3.96) $   2.89
    Fully diluted earnings
     (loss) per common share
     (2)(3)(4).............. $   4.27  $   3.04  $   3.10  $  (4.14) $   3.07
    Shares used in
     computation (in
     thousands) (6).........   97,528    97,189    89,492    77,462    76,624
  Dividends declared per
   common share............. $   1.20  $   1.20  $   1.20  $   1.20  $   1.20
At year end:
  Total assets (8).......... $  7,592  $  7,045  $  6,563  $  6,324  $  6,061
  Long-term debt, including
   current portion and
   commercial paper.........    1,819     1,737     1,567     1,982     2,133
  Redeemable preferred
   stock....................       --        --         9        11        12
  Stockholders' equity......    2,237     1,919     1,728     1,202     1,241
Other:
  Operating ratio (9).......       83%       86%       87%       90%       87%
  Total debt to total
   capital, excluding
   redeemable preferred
   stock....................       45%       48%       48%       62%       63%
  Return on average
   stockholders' equity
   (10).....................       21%       16%       22%       10%       19%

- --------
 (1) The 1991 pre-tax special charge related to: (i) restructuring costs for reducing surplus crew positions and a management separation pay program,
     (ii) increases in estimated personal injury costs and (iii) increases in estimated environmental clean-up costs.
 (2) During 1991, BN extinguished debt through an early redemption resulting in an extraordinary loss, net of income taxes, of $14 million, or $.18 per common share. During 1990, BN extinguished debt through note exchange agreements and the purchase of certain debentures. The net income for the year ended December 31, 1990 included a resulting extraordinary gain, net of income taxes, of $14 million, or $.18 per common share.
 (3) Results for 1994 reflected the cumulative effect of the implementation of the accounting standard for postemployment benefits (Statement of Financial Accounting Standards (SFAS) No. 112). The cumulative effect of the adoption of SFAS No. 112 decreased 1994 net income by $10 million, or $.11 per common share.
 (4) Results for 1992 reflected the cumulative effect of the change in accounting method for revenue recognition, and the cumulative effect of the implementation of the accounting standard for postretirement benefits (SFAS No. 106). The cumulative effect of the change in accounting method for revenue recognition decreased 1992 net income by $11 million, or $.13 per common share. The cumulative effect of the change in accounting method for postretirement benefits decreased 1992 net income by $10 million, or $.11 per common share.
 (5) Results for 1993 included the effects of the Omnibus Budget Reconciliation Act of 1993 (the Act) which was signed into law in August 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $29 million, or $.32 per common share, through the date of enactment.
 (6) Beginning in November 1991, shares used in the computation of earnings
     (loss) per common share reflect a November 1991 public offering of 10,350,000 shares.
 (7) Fully diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding. The higher of the average or end-of-period market price is used to determine common share equivalents for fully diluted earnings per share under the treasury stock method. In addition, the if-converted method is used for convertible preferred stock when computing fully diluted earnings per common share.
 (8) During 1993, BN adopted SFAS No. 109, "Accounting for Income Taxes." The effect of the adoption was to increase the current portion of the deferred income tax asset with a corresponding increase in the noncurrent deferred income tax liability of $26 million at January 1, 1993.
 (9) The 1991 operating ratio excluded the special charge discussed in note (1) above.
(10) Net income used to calculate return on average stockholders' equity excludes, in the year of occurrence, the special charge, extraordinary items and the cumulative effect of accounting changes.

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

CAPITAL RESOURCES AND LIQUIDITY

 Cash from operations and other resources

  Cash generated from operations is BN's principal source of liquidity and is primarily used for dividends and capital expenditures. Operating activities provided cash of $789 million in 1994, compared with $578 million in 1993 and $680 million in 1992. The increase in cash from operations in 1994 over 1993 was primarily attributable to a $120 million increase in net income and a $68 million decrease in labor-related payments. The decrease in cash from operations in 1993 compared with 1992 was primarily attributable to an $81 million increase in labor-related payments, a larger decline in the level of accounts receivables sold and a one-time settlement agreement payment received in 1992. These items were partially offset by a decrease in interest paid during 1993. While operating cash flows for 1994 and 1993 were sufficient to fund dividends, such cash flows were not sufficient to also completely fund capital expenditures; therefore, some capital expenditures were financed with debt and capital leases. In 1992, operating cash flows were sufficient to fund both dividends and capital expenditures.

  In 1993, BN entered into an agreement to acquire 350 alternating current traction motor locomotives. In December 1994, the number of locomotives to be acquired under this agreement was increased to 404. As of January 31, 1995, BN had accepted delivery of 147 locomotives and anticipates deliveries under this agreement of between approximately 60 and 140 each year from 1995 (including January 1995 deliveries) through 1997. Future cash from operations during this strategic investment period may not, at times, be sufficient to completely fund dividends as well as capital expenditures and strategic investments. Therefore, these requirements will likely be financed using a combination of sources including, but not limited to, cash from operations, operating leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

  Railroad maintains an effective program for the issuance, from time to time, of commercial paper. These borrowings are supported by Railroad's bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing available borrowings under these agreements. The bank revolving credit agreements allow borrowings of up to $300 million on a short-term basis and $500 million on a long-term basis. Annual facility fees are currently 0.125 and 0.1875 percent, respectively, and are subject to change based upon changes in Railroad's senior secured debt ratings. At Railroad's option, borrowings can be obtained through either a competitive bid or a standby procedure. Rates for borrowings under the standby procedure are, at Railroad's option, based upon the London Interbank Offered Rate (LIBOR) or certificate of deposit rate, plus in either case, a spread based upon Railroad's senior secured debt ratings, or an alternate base rate. The agreements are currently scheduled to expire on May 5, 1995 and May 6, 1999, respectively. The maturity value of commercial paper outstanding at December 31, 1994 was $91 million, leaving a total of $209 million of the short-term revolving credit agreement available and $500 million of the long-term revolving credit agreement available. The maturity value of commercial paper outstanding at December 31, 1993 was $27 million. BN contemplates renewing the short-term credit agreement, or alternatively using the long-term agreement to support commercial paper issuances.

  Railroad's agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable with limited recourse expired in December 1994. At December 31, 1993 and 1992, accounts receivable were net of $100 million and $189 million, respectively, representing receivables sold.

  In November 1994, Railroad entered into a $150 million three year term loan facility agreement with a group of commercial banks and used the proceeds to redeem $150 million aggregate principal amount of Railroad Consolidated Mortgage Bonds, 10 percent, Series J, due November 1, 1997. The three year term loans bear interest at rates equal to the selected LIBOR, which may vary during the term of the loans, plus each lenders' interest rate margin.

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

  In April 1994, Railroad completed a $50 million cross-border leveraged lease of equipment which is recorded as a capital lease obligation. The transaction included the issuance of $40 million of equipment secured debt at a weighted average yield of 7.27 percent and the receipt of an up front cash benefit. The up front benefit reduces the effective interest rate on the debt to 6.64 percent.

  In December 1993, BNI financed equipment through the issuance of $78 million of 6.32 percent notes due serially to 2012.

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

 Capital expenditures and resources

  A breakdown of capital expenditures is set forth in the following table (in millions):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1994    1993    1992
                                                        ------- ------- -------
Road, roadway structures and real estate............... $   556 $   459 $   403
Equipment..............................................     197     217      84
                                                        ------- ------- -------
  Total capital expenditures........................... $   753 $   676 $   487
                                                        ======= ======= =======

  The above capital expenditures for 1994 include $50 million of equipment acquired under a cross-border capital lease arrangement. Capital roadway expenditures for 1994 increased compared with 1993 primarily due to spending related to strategic initiatives for transportation network management and extensive road improvements. Capital equipment expenditures declined when compared to 1993 primarily as a result of acquiring more equipment through operating leases rather than through purchases. The average age of locomotives and freight cars at year-end 1994 was 15.0 years and 18.6 years, respectively, compared to 14.5 years and 18.6 years, respectively, at year-end 1993.

  Equipment expenditures for 1993 increased compared with 1992 primarily as a result of acquiring freight cars through purchases rather than through operating leases and increased information system purchases. Capital roadway expenditures for 1993 increased compared with 1992 primarily due to spending related to the severe flooding in the Midwest. Spending for signal and communication projects and new strategic initiatives for transportation network management further contributed to this increase.

  BN projects 1995 capital spending to remain at a level comparable to 1994. As discussed in "Cash from operations and other resources," BN has a commitment to acquire 404 alternating current traction motor locomotives through 1997, of which 147 have been accepted as of January 31, 1995. Also, BN will continue its implementation of several strategic initiatives for transportation network management using information systems technology. These commitments will likely be financed using a combination of sources including, but not limited to, cash from operations, operating leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

  In addition to capital expenditures, BN continues to utilize operating leases to fulfill certain equipment requirements. The method used to finance equipment will depend upon current market conditions and other factors. In 1994, BN financed new equipment through long-term operating leases. The majority of these leases were for the alternating current traction motor locomotives. During 1993, the long-term operating leases were primarily for intermodal doublestack cars.

 Dividends

  Common stock dividends declared were $1.20 per common share annually for 1994, 1993 and 1992. Dividends paid on common and preferred stock during these periods were $129 million, $125 million and $106 million, respectively. The increase in 1993 over 1992 dividends was primarily attributable to the issuance of 6,900,000 shares of 6 1/4 percent cumulative convertible preferred stock in November 1992. BNI expects to continue its current policy of paying regular quarterly dividends on its common and preferred stock, however, dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors.

 Capital structure

  BN's ratio of total debt to total capital, excluding redeemable preferred stock, was 45 percent at the end of 1994 compared with 48 percent at the end of both 1993 and 1992.

RESULTS OF OPERATIONS

 Year ended December 31, 1994 compared with year ended December 31, 1993

  BN had net income of $416 million ($4.37 per common share, primary, on 90.2 million shares and $4.27 per common share, fully diluted, on 97.5 million shares) for the year ended December 31, 1994 compared with net income of $296 million ($3.06 per common share, primary, on 89.7 million shares and $3.04 per common share, fully diluted, on 97.2 million shares) for 1993. Results for 1994 included the cumulative effect of the implementation of Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits" which decreased 1994 net income by $10 million, or $.11 per common share. Results for 1993 included the effects of severe flooding in the Midwest, most notably in the third quarter. The floods slowed and often halted operations, forced extensive detours, increased car, locomotive and crew costs and resulted in extensive rebuilding of damaged track and bridges. BN estimated that the third quarter flooding reduced revenues during 1993 by $44 million and increased operating expenses by $35 million, for a combined reduction of $79 million or $.55 per common share. Net income for 1993 also included the retroactive effects of the Omnibus Budget Reconciliation Act of 1993 (the Act), which was passed into law during August 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced BN's net income by $29 million, or $.32 per common share, through the date of enactment. This included the recognition of a one-time, non-cash charge of $28 million to income tax expense to adjust deferred taxes as of the enactment date and a charge of $1 million to current income tax expense.

  Revenues

  The following table presents BN's revenue information by Railroad business unit for the years ended December 31, 1994 and 1993 and includes certain reclassifications of 1993 information to conform to the 1994 presentation:

                                                                   REVENUES PER
                                                                      REVENUE
                                 REVENUES      REVENUE TON MILES     TON MILE
                               --------------  ------------------  -------------
                                1994    1993     1994      1993     1994   1993
                               ------  ------  --------  --------  ------ ------
                               (IN MILLIONS)     (IN MILLIONS)      (IN CENTS)
Coal.........................  $1,669  $1,532   140,934   122,821    1.18   1.25
Agricultural Commodities.....     830     784    35,130    35,454    2.36   2.21
Intermodal...................     772     730    25,542    23,726    3.02   3.08
Forest Products..............     498     483    20,784    19,724    2.40   2.45
Chemicals....................     412     406    14,853    14,655    2.77   2.77
Consumer Products............     267     257     9,477     9,049    2.82   2.84
Minerals Processors..........     208     195     8,399     7,984    2.48   2.44
Vehicles & Machinery.........     190     185     2,614     2,386    7.27   7.75
Iron & Steel.................     175     173     8,270     8,189    2.12   2.11
Aluminum, Nonferrous Metals &
 Ores........................     102     103     3,851     3,917    2.65   2.63
Shortlines and other.........    (128)   (149)   (9,280)  (10,566)     --     --
                               ------  ------  --------  --------
  Total......................  $4,995  $4,699   260,574   237,339    1.92   1.98
                               ======  ======  ========  ========

  Total revenues for 1994 were $4,995 million compared with revenues of $4,699 million for 1993. The $296 million improvement was primarily attributable to improvements in Coal ($137 million), Agricultural Commodities ($46 million) and Intermodal ($42 million) revenues.

  Coal revenues improved $137 million during 1994 as a result of increased traffic. This increase was primarily caused by a rise in the demand for electricity as well as the need for utilities to replenish coal stockpiles during the first half of 1994, which were partially depleted during the 1993 summer flooding. BN estimated lost coal revenues of approximately $35 million during 1993 as a result of this flooding. Partially offsetting the increase in 1994 traffic was a decline in revenues per revenue ton mile. These lower yields were largely due to the transportation in 1994 of greater volumes above contractual minimum tonnage requirements on which customers received lower rates. Continuing competitive pricing pressures in contract renegotiations also contributed to lower yields.

  Revenues from the transportation of Agricultural Commodities during 1994 were $46 million higher than 1993. This increase was principally caused by a $31 million improvement in barley revenues, higher wheat revenues and improved feeds and minor oilseeds revenues. Barley revenues benefited from strong domestic and export demand caused by favorable market conditions during 1994. Higher wheat revenues resulted from an increase in yield, which is a product of commodity mix, price and length of haul. Feeds and minor oilseeds revenues were favorably impacted by increased domestic feed demand. Partially offsetting these increases was an early 1994 decrease in corn revenues largely attributable to reduced crop production and lower export demand.

  Intermodal revenues increased $42 million during 1994 when compared with 1993. Intermodal-international revenues accounted for the majority of the increase with a $37 million improvement over 1993 caused by both new business and growth in existing business. Additionally, BN AMERICA (BNA) revenues increased due to BN's focus on traffic in its key intermodal lanes which resulted in improved yields. The traffic increases in BN's key intermodal lanes more than offset BN's withdrawal from the Texas market in April 1994.

  Forest Products, Consumer Products and Minerals Processors revenues for 1994 increased $15 million, $10 million and $13 million, respectively compared with 1993. The improvement in Forest Products revenues was largely due to increased housing starts during the year, while Consumer Products revenues were higher as a result of increased export demand. Minerals Processors revenues rose as a result of stronger clays and aggregates traffic caused by increases in both domestic and export demands.

  Revenues for Chemicals and Vehicles & Machinery increased $6 million and $5 million, respectively. Increased volumes for environmental logistics, chemicals and fertilizers contributed to higher Chemicals revenues, offset partially by a decline in petroleum products revenues. The increase in Vehicles & Machinery revenues resulted from increased volume in automotive-international traffic.

  Current year revenues for Iron & Steel and Aluminum, Nonferrous Metals & Ores were relatively flat compared with 1993.

  Shortlines and other, which are a net reduction of revenue, dropped $21 million compared with 1993 primarily due to additional haulage agreement revenues and increased miscellaneous revenues.

  Expenses

  Total operating expenses for 1994 were $4,142 million compared with $4,038 million for 1993. However, the operating ratio improved three percentage points to 83 percent from 86 percent, as increased revenues more than offset increased operating expenses.

  Compensation and benefits expenses for 1994 were $70 million greater than for the prior year. Higher traffic volumes during 1994 as well as basic wage increases for union represented employees, three percent effective July 1993 and four percent effective July 1994, caused an increase in excess of $50 million to wages and related payroll taxes. Increased salaries and a higher pension expense, due to a reduction in the discount rate used in determining the net pension cost, also contributed to additional compensation and benefits expenses.

  Fuel expenses were $7 million higher during 1994 as compared with 1993. The average price paid for diesel fuel decreased 3.1 cents per gallon in 1994 to
58.4 cents despite the 4.3 cents per gallon increase in the federal fuel tax, effective October 1, 1993, enacted as part of the Omnibus Budget Reconciliation Act of 1993. These price savings were more than offset by a $30 million increase in consumption due to higher traffic volumes.

  Materials expenses were $5 million higher during 1994 as compared with 1993. Track and locomotive repair materials costs increased due to higher maintenance levels and a larger fleet size in 1994. Partially offsetting these increases were greater scrap sales due to the higher maintenance levels and a reduction in expenditures for safety and protective equipment deployed in 1993.

  Equipment rents expenses were $34 million higher than 1993. This increase was primarily attributable to higher lease expenses due to a larger fleet of leased rail cars as well as leasing locomotives to meet power requirements. Also contributing to the increase were payments for failure to achieve service commitments in the first half of 1994 under various transportation agreements. These increases were partially offset by decreased car hire expenses in 1994 compared with 1993, due to the adverse effects of the Midwest flooding in 1993.

  Purchased services expenses increased $15 million compared with 1993. Higher intermodal-related costs, due to increased volumes, and higher third party locomotive maintenance and repair costs were the most significant contributing factors to this increase. These increases were partially offset by haulage agreement-related reimbursements from The Atchison, Topeka and Santa Fe Railway Company and Southern Pacific Transportation Company (SPTC) for operating services provided by BN.

  Depreciation expense for 1994 was $10 million higher than 1993, due to an increase in the asset base and higher traffic levels.

  Other operating expenses were $37 million less when compared with 1993. A $43 million decrease in costs associated with personal injury claims, excluding wage continuation payments, and the absence in 1994 of costs associated with the 1993 third quarter floods were partially offset by increases in derailment-related expenses and property taxes.

  Interest expense for the year increased $10 million compared with 1993, primarily due to a higher average outstanding debt balance in 1994.

  Other income (expense), net was $8 million lower in 1994 compared with 1993. This resulted primarily from losses related to international ventures.

  The effective tax rate was 38.7 percent for 1994 compared with 43.2 percent for 1993. The higher effective tax rate for 1993 resulted from the retroactive increase, effective January 1, 1993, in tax rates pursuant to the provisions of the Omnibus Budget Reconciliation Act of 1993 and the related impact on the deferred tax liability at January 1, 1993.

 Year ended December 31, 1993 compared with year ended December 31, 1992

  BN had net income of $296 million ($3.06 per common share, primary, on 89.7 million shares and $3.04 per common share, fully diluted, on 97.2 million shares) for 1993 compared with net income of $278 million ($3.11 per common share, primary, on 88.6 million shares and $3.10 per common share, fully diluted, on 89.5 million shares) for 1992. Results for 1993 included the effects of severe flooding in the Midwest, most notably in the third quarter. The floods slowed and often halted operations, forced extensive detours, increased car, locomotive and crew costs and resulted in extensive rebuilding of damaged track and bridges. BN estimated that the third quarter flooding reduced revenues during 1993 by $44 million and increased operating expenses by $35 million, for a combined reduction of $79 million or $.55 per common share. Net income for 1993 also included the retroactive effects of the Omnibus Budget Reconciliation Act of 1993 (the Act), which was passed into law during August 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced BN's net income by $29 million, or $.32 per common share, through the date of enactment. This included the recognition of a one-time, non-cash charge of $28 million to income tax expense to adjust deferred taxes as of the enactment date and a charge of $1 million to current income tax expense. Net income for 1992 included settlement payments received for the reimbursement of attorneys' fees and costs incurred by BN in connection with litigation filed by Energy Transportation Systems, Inc., and others, and reimbursement of a portion of the amount paid by BN in settlement of that action. The pre-tax amount recorded in other income (expense), net was approximately $47 million. Also during 1992, BN's net income included a $21 million, or $.24 per common share, cumulative effect of changes in accounting methods and a $17 million, or $.19 per common share, favorable tax settlement with the Internal Revenue Service (IRS).

  Revenues

  During 1993, BN refined Railroad's customer oriented business units. The following table presents BN's revenue information by Railroad business unit for the years ended December 31, 1993 and 1992 and includes certain reclassifications of prior year information to conform to the current year presentation:

                                                                   REVENUES PER
                                                                      REVENUE
                                 REVENUES      REVENUE TON MILES     TON MILE
                               --------------  ------------------  -------------
                                1993    1992     1993      1992     1993   1992
                               ------  ------  --------  --------  ------ ------
                               (IN MILLIONS)     (IN MILLIONS)      (IN CENTS)
Coal.........................  $1,532  $1,520   122,821   117,138    1.25   1.30
Agricultural Commodities.....     784     777    35,454    36,831    2.21   2.11
Intermodal...................     730     711    23,726    22,749    3.08   3.13
Forest Products..............     483     489    19,724    20,030    2.45   2.44
Chemicals....................     406     389    14,655    14,167    2.77   2.75
Consumer Products............     257     258     9,049     9,098    2.84   2.84
Minerals Processors..........     195     180     7,984     7,409    2.44   2.43
Vehicles & Machinery.........     185     165     2,386     2,140    7.75   7.71
Iron & Steel.................     173     178     8,189     8,088    2.11   2.20
Aluminum, Nonferrous Metals &
 Ores........................     103     108     3,917     4,180    2.63   2.58
Shortlines and other.........    (149)   (145)  (10,566)   (9,031)     --     --
                               ------  ------  --------  --------
  Total......................  $4,699  $4,630   237,339   232,799    1.98   1.99
                               ======  ======  ========  ========

  Total revenues for 1993 were $4,699 million compared with revenues of $4,630 million for 1992. The $69 million improvement was primarily attributable to improvements in Vehicles & Machinery ($20 million), Intermodal ($19 million), Chemicals ($17 million) and Minerals Processors ($15 million) revenues.

  Coal revenues for 1993 improved $12 million compared with 1992, primarily as a result of increased traffic caused by a rise in the demand for electricity. Higher revenues resulting from volume increases were partially offset by lower yields arising from competitive pricing pressures in contract renegotiations, traffic mix and other factors. Additionally, BN estimated lost coal revenues of approximately $35 million for the third quarter of 1993 as a result of flood-related problems in July and August which interrupted service to several utilities.

  Agricultural Commodities revenues were $7 million higher in 1993 than 1992 as stronger yields were partially offset by lower volumes. Improved yields resulted from a traffic mix with a greater portion of wheat traffic in 1993. Stronger export demand, for high-quality wheat grown in regions served by BN, contributed to a $74 million improvement in wheat revenues. Reduced crop quality and production problems, stemming from poor planting and growing conditions, resulted in lower corn volumes and produced a year-over-year decline in corn revenues of $45 million.

  Intermodal revenues were $19 million higher in 1993 compared with 1992. BNA revenues in 1993 surpassed revenues in 1992 as a result of continued escalating demand for containerized transportation and an increased demand for intermodal service due generally to a shortage in truck capacity. As import traffic expanded and shifted from ports in California to ports served by BN in the Pacific Northwest, intermodal-international revenues increased. Domestic trailer revenues declined as trailer traffic continued to convert to containers, partially offsetting other Intermodal increases.

  Chemicals revenues for 1993 were $17 million greater than in 1992. Increased plastics shipments for existing customers led improvements in overall Chemicals revenues. Environmental logistics and fertilizer traffic in 1993 surpassed 1992 levels, also contributing to the higher revenues for Chemicals.

  Revenues for Minerals Processors increased in 1993 by $15 million compared with 1992. As drilling activity increased, export traffic for clays and aggregates expanded, contributing to greater revenues in 1993 than in 1992. Glass minerals and cement revenues exceeded 1992 levels. This increase was due to expanded sand traffic, which also benefited from increased drilling activity, and increased cement traffic, related to certain highway and airport construction projects.

  Vehicles & Machinery revenues were $20 million greater in 1993 than in 1992. This improvement was due in part to growth in production and sales of light vehicles which increased domestic traffic volumes. A rise in demand for heavy machinery also contributed to greater revenues. Yields increased in 1993 primarily as a result of a decline in the average length of haul.

  Forest Products, Iron & Steel and Aluminum, Nonferrous Metals & Ores had lower revenues in 1993 compared with 1992. Forest Products revenues for 1993 were $6 million less than in 1992 because of reduced lumber traffic, resulting from a weak timber industry market, which was partially offset by increased particle and construction board traffic. Iron & Steel revenues declined $5 million compared with 1992, primarily due to lower taconite traffic caused by labor strikes at two large customers. Aluminum, Nonferrous Metals & Ores revenues decreased by $5 million as aluminum production declined. Revenues for Consumer Products during 1993 were relatively flat compared with 1992.

  Expenses

  Total operating expenses for 1993 were $4,038 million compared with $4,033 million for 1992. Despite the adverse effects of the Midwest flooding on operating expenses during the third quarter of 1993, BN's 1993 operating ratio improved one percentage point, to 86 percent, compared with 87 percent for 1992.

  Overall compensation and benefits expenses for 1993 remained constant with 1992. Cost of living allowances for union employees were $24 million lower during 1993 compared with 1992 due to timing differences of vesting periods. Work force reductions and a decrease in railroad unemployment taxes lowered expenses in 1993. These savings were offset by increases in incentive compensation, wages and salaries, and higher costs for union health, welfare and life insurance benefits. Increased wages were partially caused by a scheduled three percent basic wage increase effective July 1993 and inefficiencies associated with the Midwest flooding during 1993.

  Fuel expenses were $14 million higher during 1993 compared with 1992, primarily due to weather-related reductions in fuel efficiency. Increased fuel consumption due to higher traffic volume was substantially offset by the decrease in the average price paid for diesel fuel, 61.5 cents per gallon in 1993 compared with 62.2 cents per gallon in 1992. Included in the 1993 average price per gallon is a 4.3 cents per gallon increase in the federal fuel tax effective October 1, 1993, as part of the Omnibus Budget Reconciliation Act of 1993. This increased tax added approximately $7 million to expense in the fourth quarter of 1993.

  Materials expenses for 1993 increased $5 million compared with 1992. The combination of flood-related problems and a larger fleet size increased materials costs for locomotive repairs. Also, safety and protective equipment expenditures were higher due to the continued emphasis of BN's safety programs. Offsetting these increases were lower car materials expenses.

  Equipment rents expenses were $6 million higher in 1993 than in 1992 due to increases in both car-hire expenses and locomotive rentals. A reduction in car-hire expenses during the first half of 1993, due to improved utilization of equipment, was more than offset by flood-related inefficiencies which increased car-hire expenses during the second half of 1993.

  Purchased services expenses for 1993 were $8 million greater than in 1992. Contributing to this increase were cost increases for intermodal logistics, training, moving and derailments. Lower trackage rights credits, which reduces purchased services expenses, were received from the SPTC as the floods reduced SPTC volumes over BN track. These increases were partially offset by decreases in contracted locomotive repairs and consultant fees.

  Depreciation expense for 1993 was $14 million greater than in 1992 primarily due to an increase in the asset base.

  The $42 million decrease in other operating expenses compared with 1992 was primarily due to a $35 million decline in costs associated with personal injury claims, excluding wage continuation payments. BN has introduced a number of programs to improve worker safety and counter increasing personal injury costs. Reductions in bad debt expense and various other costs were partially offset by losses on property retired due to flood damages and increased moving expenses.

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

OTHER MATTERS

 Casualty and environmental

  Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of BN are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act (FELA). FELA's system of requiring finding of fault, coupled with unscheduled awards and reliance on the jury system, resulted in significant increases in expense. For several years prior to 1992, the trend of significant increases in BN's personal injury expense reflected the combined effects of increasing frequency of claims, rising medical expenses, legal judgments and settlements. To improve worker safety and counter increasing costs, BN implemented a number of programs to reduce the number of personal injury claims and the dollar amount of claim settlements, and reverse the trend of rising expense. If these efforts continue to be successful, future expenses could be further reduced. The total amount of personal injury costs (including wage continuation payments) were $170 million, $216 million and $253 million in 1994, 1993 and 1992, respectively. BN is also working with others, through the Association of American Railroads, to seek changes in legislation to provide a more equitable program for injury compensation in the railroad industry.

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

  Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, BN is potentially liable for the cost of clean-up of various contaminated sites identified by the United States Environmental Protection Agency and other agencies. BN has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 75 sites (the PRP sites) and, in many instances, is one of several PRPs. BN generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, BN can be held jointly and severally liable for all environmental costs associated with a site.

  Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BN's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BN conducts an ongoing environmental contingency analysis, which considers a combination of factors, including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and ability to pay for clean-up by other PRPs, and historical trend analyses.

  BN is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, for which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. BN paid approximately $21 million, $27 million and $20 million during 1994, 1993 and 1992, respectively, relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, BN expects to spend approximately $110 million in future years to remediate and restore all known sites, including $105 million pertaining to mandated sites, of which approximately $70 million relates to the PRP sites. Of the $110 million, BN expects to spend $33 million during 1995. Also, BN anticipates that the majority of the $110 million will be paid out over a period of less than seven years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At December 31, 1994, 23 sites accounted for approximately $75 million of the accrual and no individual site was considered to be material.

  Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At December 31, 1994, BN had accrued approximately $110 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. BN's best estimate of unasserted claims was approximately $5 million as of December 31, 1994. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

 Hedging activities

  BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At December 31, 1994, BN had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 79 million gallons which BN had committed to purchase was approximately 52 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, BN held petroleum futures contracts representing approximately 53 million gallons at an average price of approximately 49 cents per gallon. These contracts have expiration dates ranging from January to October 1995.

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

  In the second quarter of 1994, BN entered into a three year interest rate swap on a notional amount of $50 million to hedge against interest rate exposure on one of its debt issuances. BN's position in this swap was subsequently closed during the fourth quarter of the year. Under the terms of this swap, BN received semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and made semiannual floating rate payments tied to the six-month LIBOR. The swap was accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During 1994, the resulting decrease in interest expense was not significant.

 Proposed merger

  As of June 29, 1994, BNI and Santa Fe entered into an Agreement and Plan of Merger (the Original Agreement) pursuant to which, on the terms and conditions set forth in the Original Agreement, Santa Fe would merge (the Merger) with and into BNI, and BNI would be the surviving corporation and each share of Santa Fe common stock would be converted into 0.27 of a share of BNI common stock. The Original Agreement was subsequently amended as of October 26, 1994, December 18, 1994 and January 24, 1995. The Original Agreement, as so amended, is referred to as the Merger Agreement. Pursuant to the Merger Agreement, Santa Fe is to merge with and into BNI with each share of Santa Fe common stock to be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock. The exchange ratio will vary based on the number of shares of Santa Fe common stock repurchased by Santa Fe in the repurchase program referred to below (the Repurchase Program). Stockholders of BNI and Santa Fe approved the Merger Agreement at special stockholders' meetings held on February 7, 1995.

  Also pursuant to the Merger Agreement, on December 23, 1994, BNI and Santa Fe commenced tender offers (together, the Tender Offer) to acquire up to 63 million shares of Santa Fe common stock in the aggregate at $20 per share in cash (with Santa Fe severally obligated to purchase up to 38 million shares of Santa Fe common stock in the Tender Offer and BNI severally obligated to purchase up to 25 million shares of Santa Fe common stock in the Tender Offer). The Tender Offer expired at midnight, Eastern Standard Time, on February 8, 1995, with approximately 112.6 million shares of Santa Fe common stock tendered (based on a preliminary count). As 63 million shares of Santa Fe common stock have been accepted for payment by BNI and Santa Fe, tenders by Santa Fe stockholders are subject to proration. Payment for tendered shares will be made promptly after the final proration factor is determined, which determination is expected to be made on or about February 17, 1995. Santa Fe will purchase 38 million shares of Santa Fe common stock in the Tender Offer, and BNI will purchase the remaining 25 million shares accepted for payment.

  On February 6, 1995, BNI entered into a five-year $500 million unsecured bank credit facility (the Tender Offer Facility), whereby a group of banks will finance BNI's obligations to purchase shares of Santa Fe common stock in the Tender Offer. At BNI's option, borrowings can be obtained either through a competitive bid or a standby procedure. Rates for borrowing under the standby procedure are, at BNI's option, based upon the selected term of LIBOR or certificate of deposit rate, plus in either case, a spread based upon BNI's senior unsecured debt ratings and the amount borrowed under the Tender Offer Facility, or an alternative base rate. Santa Fe anticipates borrowing up to $1,110 million (of which approximately $200 million will be used to replace existing Santa Fe debt) in connection with the Santa Fe tender offer and related matters from a syndicate of financial institutions under a new Santa Fe credit agreement. Santa Fe may also borrow an additional $200 million under its new credit agreement to retire $200 million of existing Santa Fe debt.

  Under the Repurchase Program as set forth in the Merger Agreement, Santa Fe is permitted, at its discretion and subject to certain financial and performance criteria of Santa Fe set forth in its credit agreements and the Merger Agreement (including minimum cash flows, cash capital expenditures and maximum total debt), to repurchase up to 10 million shares of Santa Fe common stock prior to consummation of the Merger. The number of shares of BNI common stock to be issued in the Merger will not be affected by the number of shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. Accordingly, the exchange ratio of BNI common shares to be offered for each share of outstanding Santa Fe common stock upon consummation of the Merger would be set at not less than 0.40 and not more than 0.4347 shares.

  Pursuant to the Merger Agreement, two possible structures are available to complete the Merger. Using the current structure, each issued and outstanding share of Santa Fe common stock (other than shares of Santa Fe common stock held by Santa Fe as treasury stock or shares held by BNI, all of which will be cancelled) will be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock depending upon the number of additional shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. BNI will be the surviving corporation. The Merger Agreement provides that either BNI or Santa Fe may elect to effect the Merger through the use of a holding company (the Alternative Transaction Structure) as described below. BNI and Santa Fe have established BNSF Corporation (BNSF), a Delaware corporation, for such purpose. Under the Alternative Transaction Structure, BNSF would create two subsidiaries and one subsidiary would merge into BNI and one into Santa Fe. Each holder of BNI common stock would receive one share of BNSF common stock and each holder of Santa Fe common stock, excluding the Santa Fe common stock acquired by BNI in the Tender Offer and the Santa Fe common stock held by Santa Fe as treasury stock, would receive not less than 0.40 and not more than 0.4347 shares of BNSF common stock depending upon the number of shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. The Santa Fe common stock acquired by BNI in the Tender Offer would remain outstanding and the Santa Fe common stock held by Santa Fe as treasury stock would be cancelled. The rights of each stockholder of BNSF would be substantially identical to the rights of a stockholder of BNI, and the Alternative Transaction Structure would have the same economic effect with respect to the stockholders of BNI and Santa Fe as the Merger in its current structure. The Merger will be accounted for under the purchase method of accounting upon consummation, and BNI's $500 million investment will be included in the purchase price.

  As is typical in the context of a merger, certain benefits of officers and employees vested upon approval of the Merger by the stockholders of BNI and Santa Fe. In particular, on February 7, 1995, restrictions previously placed upon certain BNI stock grants lapsed and the previously unearned compensation relating to such restricted stock, included in BNI stockholders' equity, was charged to compensation and benefits expense. As of December 31, 1994, such unearned compensation relating to restricted stock was approximately $23 million. BNI expects to incur other costs related to the Merger some of which will be included in the determination of the total purchase price.

  Consummation of the Merger is subject to approval by the Interstate Commerce Commission (ICC), approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. In connection with the ICC proceedings, on January 27, 1995, BNI and Santa Fe requested the ICC to adopt an expedited procedural schedule for reviewing the merger, based on a timetable the ICC has recently proposed to adopt for all major railroad mergers, and on February 3, 1995, the ICC issued a notice requesting comments on the proposed schedule by February 21, 1995. That schedule calls for the ICC to issue its decision on the merger within 165 days from the date on which the ICC publishes a notice formally advising parties that the BNI and Santa Fe stockholders have voted to approve the transaction. The ICC has not yet issued a notice regarding stockholder approval nor taken any further action on the proposed schedule.

  On October 5, 1994, Union Pacific Corporation (UP) submitted a proposal to Santa Fe pursuant to which UP would acquire Santa Fe. UP modified its proposal on several occasions and, on January 31, 1995, withdrew its acquisition proposal for Santa Fe.

 Other

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

  In December 1994, BN reached an agreement with the Railroad Yardmasters Division (Yardmasters) of the United Transportation Union which is effective through 1999 with respect to wages, work rules and all other matters except health and welfare benefits. Any changes negotiated with the other unions regarding health and welfare benefits on a national basis will also apply to the BN Yardmasters. Approximately 250 Yardmasters were affected by this agreement. Also during 1994, agreements were signed with all of the unions establishing non-contributory 401(k) plans for union employees.

  Labor agreements currently in effect for unions other than Yardmasters include provisions which prohibited the parties from serving notices to change wages, benefits, rules and working conditions prior to November 1, 1994. The next wage adjustment stipulated by the existing agreements is scheduled for July 1995 unless new agreements are reached by the parties prior to that time. The adjustment called for by the contract is a base wage increase dependent upon changes in the Consumer Price Index not to exceed three percent. These cost of living increases may be offset by increases in the cost of BN's payment rate for health and welfare benefits costs. BN joined with the other railroads to negotiate with the unions on a multi-employer basis on November 1, 1994. At that time, all unions were served proposals for productivity improvements as well as other changes. The unions also served notices on the railroads which proposed not only increasing wages and benefits but also restoring many of the restrictive work rules and practices that were modified or eliminated under the current agreements. A number of the unions are also challenging the railroads' right to negotiate nationally on a multi-employer basis and the issue is currently pending in Federal District Court in Washington, D.C. At this time, negotiations on the proposals by both the railroads and the unions are in preliminary stages and the ultimate outcome of these negotiations cannot be predicted.

  In July 1993, the American Train Dispatchers Association ratified an April 1993 agreement which will facilitate the consolidation of all dispatching functions into a centralized train dispatching office in Fort Worth, Texas by the end of 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1994     1993    1992
                                                      -------  ------- -------
Revenues............................................. $ 4,995  $ 4,699 $ 4,630
Costs and expenses:
  Compensation and benefits..........................   1,779    1,709   1,709
  Fuel...............................................     369      362     348
  Materials..........................................     305      300     295
  Equipment rents....................................     429      395     389
  Purchased services.................................     472      457     449
  Depreciation.......................................     362      352     338
  Other..............................................     426      463     505
                                                      -------  ------- -------
    Total costs and expenses.........................   4,142    4,038   4,033
                                                      -------  ------- -------
Operating income.....................................     853      661     597
Interest expense.....................................     155      145     186
Other income (expense), net..........................      (3)       5      41
                                                      -------  ------- -------
Income before income taxes and cumulative effect of
 changes in accounting methods.......................     695      521     452
Income tax expense...................................     269      225     153
                                                      -------  ------- -------
Income before cumulative effect of changes in
 accounting methods..................................     426      296     299
Cumulative effect of changes in accounting methods,
 net of tax..........................................     (10)      --     (21)
                                                      -------  ------- -------
    Net income....................................... $   416  $   296 $   278
                                                      =======  ======= =======
Primary earnings (loss) per common share:
  Income before cumulative effect of changes in
   accounting methods................................ $  4.48  $  3.06 $  3.35
  Cumulative effect of changes in accounting methods.    (.11)      --    (.24)
                                                      -------  ------- -------
    Primary earnings per common share................ $  4.37  $  3.06 $  3.11
                                                      =======  ======= =======
  Shares used in computation (in thousands)..........  90,187   89,672  88,617
Fully diluted earnings (loss) per common share:
  Income before cumulative effect of changes in
   accounting methods................................ $  4.38  $  3.04 $  3.34
  Cumulative effect of changes in accounting methods.    (.11)      --    (.24)
                                                      -------  ------- -------
    Fully diluted earnings per common share.......... $  4.27  $  3.04 $  3.10
                                                      =======  ======= =======
  Shares used in computation (in thousands)..........  97,528   97,189  89,492

          See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                            DECEMBER 31,
                                                            --------------
                                                             1994    1993
                                                            ------  ------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $   27  $   17
  Accounts receivable, net.................................    697     589
  Materials and supplies...................................    100      91
  Current portion of deferred income taxes.................    156     167
  Other current assets.....................................     32      27
                                                            ------  ------
    Total current assets...................................  1,012     891
Property and equipment, net................................  6,311   5,909
Other assets...............................................    269     245
                                                            ------  ------
      Total assets......................................... $7,592  $7,045
                                                            ======  ======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  534  $  492
  Compensation and benefits payable........................    264     271
  Casualty and environmental reserves......................    248     286
  Taxes payable............................................    138     123
  Accrued interest.........................................     45      44
  Other current liabilities................................     96     102
  Commercial paper.........................................     90      26
  Current portion of long-term debt........................     32     185
                                                            ------  ------
    Total current liabilities..............................  1,447   1,529
Long-term debt.............................................  1,697   1,526
Deferred income taxes......................................  1,456   1,342
Casualty and environmental reserves........................    416     426
Other liabilities..........................................    339     303
                                                            ------  ------
    Total liabilities......................................  5,355   5,126
                                                            ------  ------
Stockholders' equity:
  Convertible preferred stock, no par value, $345
   liquidation value; 25,000,000 shares authorized;
   6,900,000 shares issued.................................    337     337
  Common stock, without par value, at stated value,
   300,000,000 shares authorized; 89,329,259 shares and
   88,881,675 shares issued, respectively..................      1       1
  Additional paid-in capital...............................  1,443   1,420
  Retained earnings........................................    485     198
  Treasury stock, at cost, 105,438 shares and 85,536
   shares, respectively....................................     (5)     (4)
  Other....................................................    (24)    (33)
                                                            ------  ------
    Total stockholders' equity.............................  2,237   1,919
                                                            ------  ------
      Total liabilities and stockholders' equity........... $7,592  $7,045
                                                            ======  ======

          See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1994     1993     1992
                                                      -------  -------  -------
Cash flows from operating activities:
  Net income......................................... $   416  $   296  $   278
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of changes in accounting
     methods.........................................      10       --       21
    Depreciation.....................................     362      352      338
    Deferred income taxes............................     126      156       56
    Changes in current assets and liabilities:
      Accounts receivable, net.......................    (108)    (116)     (29)
      Materials and supplies.........................     (13)       6        2
      Other current assets...........................      (5)      (4)       2
      Accounts payable...............................      40       19        6
      Compensation and benefits payable..............      (3)     (47)      14
      Casualty and environmental reserves............     (38)      32        2
      Taxes payable..................................      17       --       28
      Accrued interest...............................       1        3      (14)
      Other current liabilities......................      (6)      (2)       4
    Changes in long-term casualty and environmental
     reserves........................................     (10)     (57)      16
    Other, net.......................................      --      (60)     (44)
                                                      -------  -------  -------
      Net cash provided by operating activities......     789      578      680
                                                      -------  -------  -------
Cash flows from investing activities:
  Additions to property and equipment................    (698)    (676)    (487)
  Proceeds from property and equipment dispositions..      45       35       34
  Other, net.........................................     (28)     (18)     (17)
                                                      -------  -------  -------
      Net cash used in investing activities..........    (681)    (659)    (470)
                                                      -------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock..........      --       --      337
  Net increase (decrease) in commercial paper........      64       26     (353)
  Proceeds from issuance of long-term debt...........     310      224      416
  Payments on long-term debt.........................    (346)     (88)    (470)
  Dividends paid.....................................    (129)    (125)    (106)
  Proceeds from exercise of common stock options.....       6       15       11
  Redemption of redeemable preferred stock...........      --       (9)      (2)
  Other, net.........................................      (3)      (2)      (2)
                                                      -------  -------  -------
      Net cash provided by (used in) financing
       activities....................................     (98)      41     (169)
                                                      -------  -------  -------
        Increase (decrease) in cash and cash
         equivalents.................................      10      (40)      41
Cash and cash equivalents:
  Beginning of year..................................      17       57       16
                                                      -------  -------  -------
  End of year........................................ $    27  $    17  $    57
                                                      =======  =======  =======
Supplemental cash flow information:
  Interest paid, net of amounts capitalized.......... $   149  $   144  $   197
  Income taxes paid, net of refunds..................     128       70       76
Supplemental noncash investing and financing
 activities information:
  Assets financed through a capital lease obligation. $    50  $    --  $    --

          See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                THREE YEARS ENDED DECEMBER 31, 1994
                          -------------------------------------------------------------------------------
                                                                                    OTHER
                                                                           -----------------------
                                                                             UNEARNED
                          CONVERTIBLE        ADDITIONAL RETAINED           COMPENSATION,  MINIMUM
                           PREFERRED  COMMON  PAID-IN   EARNINGS  TREASURY  RESTRICTED    PENSION
                             STOCK    STOCK   CAPITAL   (DEFICIT)  STOCK       STOCK     LIABILITY TOTAL
                          ----------- ------ ---------- --------- -------- ------------- --------- ------
Balance at December 31,
 1991...................     $ --      $ 1     $1,356     $(140)    $(1)       $(14)       $ --    $1,202
Net income..............                                    278                                       278
Dividends:
 Common stock, $1.20 per
  share.................                                   (105)                                     (105)
 Redeemable preferred
  stock, $.55 per share.                                     (1)                                       (1)
 Convertible preferred
  stock, $3.125 per
  share.................                                     (2)                                       (2)
Issuance of convertible
 preferred stock
 (6,900,000 shares).....      337                                                                     337
Adjustments associated
 with unearned
 compensation,
 restricted stock
 (214,475 shares).......                           12                (1)         (5)                    6
Exercise of stock
 options and related tax
 benefit (438,139
 shares)................                           14                                                  14
Equity adjustment from
 minimum pension
 liability..............                                                                     (4)       (4)
Other (15,253 shares)...                            3                                                   3
                             ----      ---     ------     -----     ---        ----        ----    ------
Balance at December 31,
 1992...................      337        1      1,385        30      (2)        (19)         (4)    1,728
Net income..............                                    296                                       296
Dividends:
 Common stock, $1.20 per
  share.................                                   (106)                                     (106)
 Convertible preferred
  stock, $3.125 per
  share.................                                    (22)                                      (22)
Adjustments associated
 with unearned
 compensation,
 restricted stock
 (232,354 shares).......                           12                (2)         (4)                    6
Exercise of stock
 options and related tax
 benefit (499,779
 shares)................                           20                                                  20
Equity adjustment from
 minimum pension
 liability..............                                                                     (6)       (6)
Other (40,117 shares)...                            3                                                   3
                             ----      ---     ------     -----     ---        ----        ----    ------
Balance at December 31,
 1993...................      337        1      1,420       198      (4)        (23)        (10)    1,919
Net income..............                                    416                                       416
Dividends:
 Common stock, $1.20 per
  share.................                                   (107)                                     (107)
 Convertible preferred
  stock, $3.125 per
  share.................                                    (22)                                      (22)
Adjustments associated
 with unearned
 compensation,
 restricted stock
 (177,670 shares).......                           12                (1)                               11
Exercise of stock
 options and related tax
 benefit (184,088
 shares)................                            8                                                   8
Equity adjustment from
 minimum pension
 liability..............                                                                      9         9
Other (65,924 shares)...                            3                                                   3
                             ----      ---     ------     -----     ---        ----        ----    ------
Balance at December 31,
 1994...................     $337      $ 1     $1,443     $ 485     $(5)       $(23)       $ (1)   $2,237
                             ====      ===     ======     =====     ===        ====        ====    ======

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

 Cash and cash equivalents

  All short-term investments with original maturities of less than 90 days are considered cash equivalents for purposes of disclosure in the consolidated balance sheets and consolidated statements of cash flows. Cash equivalents are stated at cost, which approximates market value.

 Property and equipment

  Main line track is depreciated on a group basis using a units-of-production method. All other property and equipment are depreciated on a straight-line basis over their estimated useful lives. Interstate Commerce Commission (ICC) regulations require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the ICC. An annual review of rates and accumulated depreciation is performed and appropriate adjustments are recorded. Significant premature retirements, which would include major casualty losses, abandonments, sales and obsolescence of assets; are recorded as gains or losses at the time of their occurrence. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. All properties are stated at cost.

 Materials and supplies

  Materials and supplies consist mainly of diesel fuel, repair parts for equipment and other railroad property and are valued at average cost.

 Revenue recognition

  Transportation revenues are recognized proportionately as a shipment moves from origin to destination.

 Income taxes

  Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. The provision for income taxes includes deferred tax expense determined by the change in the net deferred tax liability, which is computed based on the differences between the financial statement and tax basis of assets and liabilities as measured by applying enacted tax laws and rates. Investment tax credits were accounted for under the "flow-through" method.

 Earnings per common share

  Primary earnings per common share are computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of common shares and common share equivalents outstanding. Fully diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents are computed using the treasury stock method. An average market price is used to determine the number of common share equivalents for primary earnings per common share. The higher of the average or end-of-period market price is used to determine common share equivalents for fully diluted earnings per common share. In addition, the if-converted method is used for convertible preferred stock when computing fully diluted earnings per common share.

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

2. ACCOUNTS RECEIVABLE, NET

  Railroad's agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable with limited recourse expired in December 1994. At December 31, 1993, accounts receivable were net of $100 million, representing receivables sold. Average monthly proceeds from the sale of accounts receivable were $162 million, $182 million and $190 million in 1994, 1993 and 1992, respectively. Included in other income (expense), net were expenses of $9 million in 1994 and 1993 and $11 million in 1992, relating to the sale. BN maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable, which at December 31, 1993 included receivables sold with recourse. Allowances for doubtful accounts of $20 million and $17 million have been recorded at December 31, 1994 and 1993, respectively.

3. PROPERTY AND EQUIPMENT, NET

  Property and equipment, net was as follows (in millions):

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1994    1993
                                                                 ------- ------
   Road, roadway structures and real estate..................... $ 7,875 $7,493
   Equipment....................................................   2,304  2,143
                                                                 ------- ------
     Total cost.................................................  10,179  9,636
   Less accumulated depreciation................................   3,868  3,727
                                                                 ------- ------
     Property and equipment, net................................ $ 6,311 $5,909
                                                                 ======= ======

  The consolidated balance sheets at December 31, 1994 and 1993 included $77 million and $36 million, respectively, of property and equipment under capital leases. The related depreciation was included in depreciation expense. Accumulated depreciation for property and equipment under capital leases was $34 million and $31 million at December 31, 1994 and 1993, respectively.

  Main line track is depreciated on a group basis using a units-of-production method. The accumulated depreciation and annual depreciation accrual rates for railroad assets other than main line track are calculated using a straight-line method and statistical group measurement techniques. The group techniques project depreciation expense and estimated accumulated depreciation utilizing historical experience and expected future conditions relating to the timing of asset retirements, cost of removal, salvage proceeds, maintenance practices and technological changes. The net book value of reported assets reflects estimated remaining asset utility on a historical cost basis.

  Due to the imprecision of annual reviews using statistical group measurement techniques for long-term asset retirement, replacement and deterioration patterns, BN adjusts accumulated depreciation for significant differences between recorded accumulated depreciation and computed requirements. Differences between recorded accumulated depreciation and computed requirements are recognized prospectively on a straight-line basis. Under ICC regulations, BN conducts service life studies on a periodic basis. Results of service life studies are recorded over the remaining life of the asset group studied. No service life studies were scheduled for 1994. In future periods, service life studies will be conducted as required. However, the impact of such studies is not determinable at this time.

  Capitalization of certain software development costs has increased as a result of new strategic initiatives. Capitalization of software development costs begins upon establishment of technological feasibility. The establishment of technological feasibility is based upon completion of planning, design and other technical performance requirements.

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

  Capitalized software development costs are amortized over a seven-year estimated useful life using the straight-line method. Amortization expense was $2 million for the year ended December 31, 1994 and no amortization was recorded for the year ended December 31, 1993. Unamortized capitalized software costs were $20 million and $6 million as of December 31, 1994 and 1993, respectively.

4. DEBT

  Debt outstanding was as follows (in millions):

                                                            DECEMBER 31,
                                                            --------------
                                                             1994    1993
                                                            ------  ------
   BNI:
     7 1/2% debentures, due 2023..........................  $  150  $  150
     8 3/4% debentures, due 2022..........................     200     200
     9% debentures, due 1997 to 2016......................     156     157
     7% notes, due 2002...................................     150     150
     7.40% notes, due 1999................................     150      --
     Equipment obligations, weighted average rate of 7.09%
      and 7.08%, respectively, due serially to 2013.......     194     191
   Railroad:
     Consolidated mortgage bonds, 3 1/5% to 9 1/4%, due
      serially
      to 2045.............................................     321     622
     Variable rate term loan facility, weighted average
      rate of 6.32%, due 1997.............................     150      --
     Equipment and other obligations, weighted average
      rate of 8.94% and 9.30%, respectively, due serially
      to 2009.............................................      91     113
     General mortgage bonds, 3 1/8% and 2 5/8%, due 2000
      and 2010, respectively..............................      62      62
     Prior lien railway and land grant bonds, 4%, due
      1997................................................      57      57
     General lien railway and land grant bonds, 3%, due
      2047................................................      35      35
     First mortgage bonds, series A, 4%, due 1997.........      22      24
     Capitalized lease obligations, weighted average rate
      of 7.27% and 8.01%, respectively, expiring 1996 and
      2008................................................      46      10
     Income debentures, series A, 5%, due 2006............       8       8
     Commercial paper.....................................      90      26
   Unamortized discount...................................     (63)    (68)
                                                            ------  ------
       Total..............................................   1,819   1,737
   Less:
     Commercial paper.....................................      90      26
     Current portion of long-term debt....................      32     185
                                                            ------  ------
       Long-term debt.....................................  $1,697  $1,526
                                                            ======  ======

  Railroad maintains an effective program for the issuance, from time to time, of commercial paper. These borrowings are supported by Railroad's bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing available borrowings under these agreements. The bank revolving credit agreements allow borrowings of up to $300 million on a short-term basis and $500 million on a long-term basis. Annual facility fees are currently 0.125 and 0.1875 percent, respectively, and are subject to change based upon changes in Railroad's senior secured debt ratings. At Railroad's option, borrowings can be obtained through either a competitive bid or a standby procedure. Rates for borrowings under the standby

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES procedure are, at Railroad's option, based upon the London Interbank Offered Rate (LIBOR) or certificate of deposit rate, plus in either case, a spread based upon Railroad's senior secured debt ratings, or an alternate base rate. The agreements are currently scheduled to expire on May 5, 1995 and May 6, 1999, respectively. The maturity value of commercial paper outstanding at December 31, 1994 was $91 million, leaving a total of $209 million of the short-term revolving credit agreement available and $500 million of the long-term revolving credit agreement available. The maturity value of commercial paper outstanding at December 31, 1993 was $27 million.

  In November 1994, Railroad entered into a $150 million three year term loan facility agreement with a group of commercial banks and used the proceeds to redeem $150 million aggregate principal amount of Railroad Consolidated Mortgage Bonds, 10 percent, Series J, due November 1, 1997. Under the terms of the indenture, the 10 percent mortgage bonds were redeemable at par, commencing November 1, 1994. The difference between Railroad's redemption price and the net carrying value resulted in an insignificant loss. The three year term loans bear interest at rates equal to the selected LIBOR, which may vary during the term of the loans, plus each lender's interest rate margin.

  The financial covenants of the two bank revolving credit agreements and the three year term loan facility agreement require that Railroad's consolidated tangible net worth, as defined in the agreements, be at least $1.7 billion, and that its debt, as defined in the agreements, cannot exceed the lesser of 140 percent of its consolidated tangible net worth and $3 billion. Each of the agreements contain an event of default arising out of the occurrence and continuance of a "Change in Control." A "Change in Control" is generally defined as the acquisition of more than 50 percent of the voting securities of BNI which has not been approved by the BNI Board of Directors, a change in the control relationship between BNI and Railroad, and finally, a "Change in Control" is deemed to occur when a majority of the seats on the BNI Board of Directors is occupied by persons who are neither nominated by the BNI Board of Directors nor appointed by directors so nominated. The proposed merger between BNI and Santa Fe Pacific Corporation (Santa Fe) will not constitute a "Change in Control" under such agreements.

  In December 1994, BNI entered into an agreement whereby Chemical Bank (Chemical) and Texas Commerce Bank National Association (TCB) agreed to provide a five-year $500 million unsecured bank credit facility (the Tender Offer Facility) for the purpose of funding BNI's tender offer to purchase 25 million shares of Santa Fe common stock at $20 per share. At BNI's option, borrowings can be obtained either through a competitive bid or a standby procedure. Rates for borrowing under the standby procedure are, at BNI's option, based upon the selected term of LIBOR or certificate of deposit rate, plus in either case, a spread based upon BNI's senior unsecured debt ratings and the amount borrowed under the Tender Offer Facility, or an alternative base rate. In February 1995, a group of banks executed a definitive agreement for the Tender Offer Facility.

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

  In April 1994, Railroad completed a $50 million cross-border leveraged lease of equipment which is recorded as a capital lease obligation. The transaction included the issuance of $40 million of equipment secured debt at a weighted average yield of 7.27 percent and the receipt of an up front cash benefit. The up front benefit reduces the effective interest rate on the debt to 6.64 percent.

  In December 1993, BNI financed equipment through the issuance of $78 million of 6.32 percent notes due serially to 2012.

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

  In July 1993, BNI issued $150 million of 7 1/2 percent senior unsecured debentures due 2023 and used the proceeds for general corporate purposes, including working capital.

  The commercial paper program is further summarized as follows (dollars in millions):

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1994    1993
                                                                 ------  ------
   Balance at year end.......................................... $   90  $   26
   Weighted average interest rate...............................   6.43%   3.55%
   Maximum outstanding during the year.......................... $  243  $  179
   Average daily amount outstanding during the year............. $   97  $   41
   Weighted daily average interest rate during the year.........   4.29%   3.27%

  Maturities of commercial paper averaged 7 days and 4 days in 1994 and 1993, respectively.

  Aggregate long-term debt scheduled maturities for 1995 through 1999 and thereafter are $32 million, $27 million, $253 million, $27 million, $174 million and $1,279 million, respectively.

  Substantially all Railroad properties and certain other assets are pledged as collateral to or are otherwise restricted under the various Railroad long-term debt agreements. Equipment obligations are secured by the underlying equipment.

5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair values of BN's financial instruments at December 31, 1994 and 1993 and the methods and assumptions used to estimate the fair value of each class of financial instruments held by BN, were as follows:

 Cash and cash equivalents

  The carrying amount approximated fair value because of the short maturity of these instruments.

 Notes receivable

  The fair value of notes receivable was estimated by discounting the anticipated cash flows. Discount rates of 10.0 percent to 10.8 percent at December 31, 1994 and 8.7 percent at December 31, 1993, were determined to be appropriate when considering current United States Treasury rates and the credit risk associated with these notes.

 Marketable securities

  Marketable securities, which are pledged to fund liabilities of certain employee benefit plans, consist of corporate bonds (57 percent of carrying amount) and United States government or agency issues (43 percent of carrying amount) and are classified as available for sale. The carrying value of available for sale securities is adjusted for changes in fair value and any unrealized gains or losses are recorded as a component of stockholders' equity. At December 31, 1994, the unrealized gains and losses were immaterial. The fair value for these securities was based on secondary market indicators. Realized gains or losses from the sales of marketable securities are based on the specific identification method and were also immaterial for 1994.

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

  The contract maturities at December 31, 1994 for the securities were as follows (in millions):

                                                                  CARRYING FAIR
                                                                   AMOUNT  VALUE
                                                                  -------- -----
   Due in one year or less.......................................   $ 7     $ 7
   Due after one year through five years.........................    12      12
   Due after five years through 10 years.........................    --      --
   Due after 10 years............................................     1       1
                                                                    ---     ---
                                                                    $20     $20
                                                                    ===     ===

 Accrued interest payable

  The carrying amount approximated fair value as the majority of interest payments are made semiannually.

 Long-term debt and commercial paper

  The fair value of BN's long-term debt, excluding unamortized discount, was primarily based on secondary market indicators. For those issues not actively quoted, estimates were based on each obligation's characteristics. Among the factors considered were the maturity, interest rate, credit rating, collateral, amortization schedule, liquidity and option features such as optional redemption or optional sinking funds. These features were compared to other similar outstanding obligations to determine an appropriate increment or spread, above United States Treasury rates, at which the cash flows were discounted to determine the fair value. The carrying amount of commercial paper approximated fair value because of the short maturity of these instruments.

 Recourse liability from sale of receivables

  Railroad's agreement to sell, on a revolving basis, an undivided percentage interest in a designated pool of accounts receivable with limited recourse expired in December 1994. At December 31, 1993, the carrying value of the allowance for doubtful accounts on receivables sold approximated the fair value of the recourse liability related to those receivables.

  The carrying amount and estimated fair values of BN's financial instruments were as follows (in millions):

                                                         DECEMBER 31,
                                                -------------------------------
                                                     1994            1993
                                                --------------- ---------------
                                                CARRYING  FAIR  CARRYING  FAIR
                                                 AMOUNT  VALUE   AMOUNT  VALUE
                                                -------- ------ -------- ------
   Assets:
     Cash and cash equivalents.................  $   27  $   27  $   17  $   17
     Notes receivable..........................       8       8       9      11
     Marketable securities.....................      20      20      --      --
   Liabilities:
     Accrued interest payable..................      45      45      44      44
     Long-term debt and commercial paper.......   1,882   1,742   1,805   1,884
     Recourse liability from sale of
      receivables..............................      --      --       4       4

  BN also holds investments in, and has advances to, several unconsolidated transportation affiliates. It was not practicable to estimate the fair value of these financial instruments, which were carried at their

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES original cost of $16 million and $19 million in the December 31, 1994 and 1993 consolidated balance sheets. There were no quoted market prices available for the shares held in the affiliated entities, and the cost of obtaining an independent valuation would have been excessive considering the materiality of these investments to BN.

  In addition, BN has a note receivable, from a shortline railroad, that has principal payments which are based on traffic volume over a segment of line. The carrying value of the note was $5 million at December 31, 1994 and 1993. As it is not practicable to forecast the traffic volume over the remaining life of the note, it was not included in the notes receivable amount shown above.

6. HEDGING ACTIVITIES

  BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At December 31, 1994, BN had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 79 million gallons which BN had committed to purchase was approximately 52 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, BN held petroleum futures contracts representing approximately 53 million gallons at an average price of approximately 49 cents per gallon. These contracts have expiration dates ranging from January to October 1995.

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

  In the second quarter of 1994, BN entered into a three year interest rate swap on a notional amount of $50 million to hedge against interest rate exposure on one of its debt issuances. BN's position in this swap was subsequently closed during the fourth quarter of the year. Under the terms of this swap, BN received semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and made semiannual floating rate payments tied to the six-month LIBOR. The swap was accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During 1994, the resulting decrease in interest expense was not significant.

7. INCOME TAXES

  Effective January 1, 1993, BN adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 modifies SFAS No. 96, which established the liability method of accounting for income taxes and had been adopted by BN effective January 1, 1986. BN adopted SFAS No. 109 consistent with the transitional guidelines of SFAS No. 109. The effect of the adoption was to increase the current portion of the deferred income tax asset with a corresponding increase in the noncurrent deferred income tax liability of $26 million at January 1, 1993. There was no effect on net income, stockholders' equity or cash flows upon adoption.

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

  Income tax expense, excluding the cumulative effect of changes in accounting methods, was as follows (in millions):

                               YEAR ENDED DECEMBER 31,
                              -------------------------
                               1994     1993     1992
                              -------  -------  -------
Current:
  Federal...................  $   124  $    61  $    82
  State.....................       19        8       15
                              -------  -------  -------
                                  143       69       97
                              -------  -------  -------
Deferred:
  Federal...................      109      136       52
  State.....................       17       20        4
                              -------  -------  -------
                                  126      156       56
                              -------  -------  -------
    Total...................  $   269  $   225  $   153
                              =======  =======  =======

  Reconciliation of the federal statutory income tax rate to the effective tax rate, excluding the cumulative effect of changes in accounting methods, was as follows:

                              YEAR ENDED DECEMBER 31,
                              -------------------------
                               1994     1993     1992
                              -------  -------  -------
Federal statutory income tax
 rate.......................     35.0%    35.0%    34.0%
State income taxes, net of
 federal tax benefit........      3.4      3.4      3.4
Effect of one percent
 federal tax rate increase
 on deferred tax balances at
 January 1, 1993............       --      5.0       --
Internal Revenue Service
 settlement.................       --       --     (3.8)
Other, net..................       .3      (.2)      .2
                              -------  -------  -------
  Effective tax rate........     38.7%    43.2%    33.8%
                              =======  =======  =======

  The components of deferred tax assets and liabilities were as follows (in millions):

                                                               DECEMBER 31,
                                                              ----------------
                                                               1994     1993
                                                              -------  -------
   Deferred tax liabilities:
     Accelerated depreciation and amortization............... $(1,785) $(1,667)
     Other...................................................    (106)     (96)
                                                              -------  -------
       Total deferred tax liabilities........................  (1,891)  (1,763)
                                                              -------  -------
   Deferred tax assets:
     Casualty and environmental reserves.....................     255      270
     Pensions................................................      49       45
     Other...................................................     287      273
                                                              -------  -------
       Total deferred tax assets.............................     591      588
                                                              -------  -------
     Valuation allowance.....................................      --       --
                                                              -------  -------
       Net deferred tax liability............................ $(1,300) $(1,175)
                                                              =======  =======
     Noncurrent deferred income tax liability................ $(1,456) $(1,342)
     Current deferred income tax asset.......................     156      167
                                                              -------  -------
       Net deferred tax liability............................ $(1,300) $(1,175)
                                                              =======  =======

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

  In 1994, tax expense of $6 million related to the adjustment to reduce the minimum pension liability was allocated directly to stockholders' equity.

  In August 1993, the Omnibus Budget Reconciliation Act of 1993 (the Act) was signed into law. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced 1993 net income by $29 million, or $.32 per common share, through the date of enactment. A one-time, non-cash charge of $28 million to income tax expense was recorded as an adjustment to deferred taxes as of the enactment date and a charge of $1 million to income tax expense was recorded as an adjustment to current income taxes.

  In December 1992, BN received notification that an Appeals Division settlement of the Internal Revenue Service audits for the years 1981 through 1985 had been approved by the Joint Committee on Taxation. This action settled all unagreed issues for those years. The tax effect of the settlement was included in the 1992 tax provision as shown below (in millions, except per share data):

   Current tax expense................................................... $  2
   Deferred tax benefit..................................................  (19)
                                                                          ----
     Total tax benefit................................................... $(17)
                                                                          ====
   Increase in earnings per common share................................. $.19
                                                                          ====

8. REDEEMABLE PREFERRED STOCK

  In July 1993, BNI redeemed all of the outstanding shares of its $10 Par Value 5 1/2 percent Cumulative Redeemable Preferred Stock. BNI purchased the shares for $10.067222 per share or for a total of $9 million, representing the redemption price of $10 per share plus accrued dividends for the period from June 2, 1993 to July 15, 1993.

  Redeemable preferred stock activity was as follows (dollars in millions):

                                                          DECEMBER 31,
                                                 -------------------------------
                                                      1993            1992
                                                 -------------- ----------------
                                                 SHARES  AMOUNT  SHARES   AMOUNT
                                                 ------- ------ --------- ------
   Balance at beginning of year................. 899,009  $ 9   1,076,734  $11
   Acquired during year......................... 899,009    9     177,725    2
                                                 -------  ---   ---------  ---
     Balance at end of year.....................      --  $--     899,009  $ 9
                                                 =======  ===   =========  ===

9. PREFERRED CAPITAL STOCK

 No Par Value Preferred Stock, authorized 25,000,000 shares--6,900,000 shares issued

  In November 1992, BNI issued 6,900,000 shares of 6 1/4 percent Cumulative Convertible Preferred Stock, Series A No Par Value. The convertible preferred stock is not redeemable prior to December 26, 1995. Thereafter, the shares may be redeemed at BNI's option, in whole or in part, during the twelve months beginning November 24 of each year except for 1995 which commences December 26, at the following redemption prices per share: $52.1875 in 1995, $51.875 in 1996, $51.5625 in 1997, $51.25 in 1998, $50.9375 in 1999, $50.625 in 2000,
$50.3125 in 2001, and $50 in 2002 and thereafter. The convertible preferred stock may be converted, at the option of the holder at any time, into the number of shares of BNI's common stock equal to the liquidation preference of each share of convertible preferred stock, $50, divided by the conversion

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES price of $47 per share of common stock. The convertible preferred stockholders have no voting rights unless six quarterly dividend payments are in default. In a default, such stockholders may vote separately as a class with all other series of the No Par Value Preferred Stock to elect two additional directors. Voting rights will continue until all arrearages have been paid. As of December 31, 1994, there had been no such defaults.

 Class A Preferred Stock Without Par Value, authorized 50,000,000 shares-- unissued

  At December 31, 1994, BNI had available for issuance 50,000,000 shares of Class A Preferred Stock Without Par Value. The Board of Directors has the authority to issue such stock in one or more series, to fix the number of shares and to fix the designations and the powers. On July 10, 1986, the Board of Directors designated a series of 800,000 shares of Class A Preferred Stock Without Par Value as Series A Junior Participating Class A Preferred Stock. On December 19, 1991, the Board of Directors increased the Series A Junior Participating Class A Preferred Stock designation to 3,000,000 shares. Each one one-hundredth of a share will have dividend and voting rights approximately equal to those of one share of common stock of BNI. In addition, on July 10, 1986, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock of BNI. The rights become exercisable if, without BNI's prior consent, a person or group acquires securities having 20 percent or more of the voting power of all of BNI's voting securities or announces a tender offer which would result in such ownership. Each right, when exercisable, entitles the registered holder to purchase from BNI one one-hundredth of a share of Series A Junior Participating Class A Preferred Stock at a price of $190 per one one-hundredth of a share, subject to adjustment. If, after the rights become exercisable, BNI were to be acquired through a merger, each right would permit the holder to purchase, for the exercise price, stock of the acquiring company having a value of twice the exercise price. In addition, if any person acquires 25 percent or more of BNI (other than as a result of a cash offer for all shares), each right not owned by the holder of such 25 percent would permit the purchase, for the exercise price, of stock of BNI having a value of twice the exercise price. The rights may be redeemed by BNI under certain circumstances until their expiration date for $.05 per right.

10. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

  BNI is authorized to issue 300,000,000 shares of Common Stock Without Par Value. At December 31, 1994, there were 89,223,821 shares of common stock outstanding. Each holder of common stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of the convertible preferred stock and any future issuance of additional preferred stock, each share of common stock is entitled to receive dividends as may be declared by the Board of Directors out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of common stock has any preemptive right to subscribe for any securities of BNI.

11. STOCK OPTIONS AND OTHER CAPITAL STOCK

 Stock options

  Under BN's stock option plans, options may be granted to officers and key salaried employees at fair market value on the date of grant. All options expire within ten years after the date of grant. BN may also grant stock appreciation rights (SARs) in tandem with stock options which would be exercisable during the same period as the options. SARs entitle an option holder to receive a payment equal to the difference between the option price and the fair market value of the common stock at the date of exercise of the SAR. To the extent the SAR is exercised, the related option is cancelled and to the extent the option is exercised the related SAR is cancelled. Any change in the current market value over the SAR's exercise price would be recognized at such time as an adjustment to compensation expense.

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

  Activity in stock option plans was as follows:

                                                                  EXERCISE
                                           OPTIONS    SARS    PRICE PER SHARE
                                          ---------  -------  ----------------
   Balance at December 31, 1991.......... 2,902,820   54,226  $ 6.48 to $39.88
     Granted.............................   984,515       --   40.88 to  44.24
     Exercised...........................  (438,500) (54,226)   6.48 to  34.88
     Cancelled...........................  (197,511)      --   20.48 to  44.24
                                          ---------  -------
   Balance at December 31, 1992.......... 3,251,324       --   10.32 to  44.24
     Granted.............................   947,125       --   55.56 to  55.94
     Exercised...........................  (508,476)      --   10.32 to  44.24
     Cancelled...........................   (54,882)      --   22.50 to  55.94
                                          ---------  -------
   Balance at December 31, 1993.......... 3,635,091       --   12.49 to  55.94
     Granted.............................   752,690       --   53.69 to  55.94
     Exercised...........................  (184,088)      --   12.49 to  55.94
     Cancelled...........................   (83,962)      --   20.48 to  55.94
                                          ---------  -------
   Balance at December 31, 1994.......... 4,119,731       --   15.26 to  55.94
   Exercisable at December 31:
     1994................................ 2,950,427       --  $15.26 to $55.94
     1993................................ 2,153,170       --   12.49 to  44.24
     1992................................ 1,711,726       --   10.32 to  44.24
   Available for future grants at
    December 31:
     1994................................ 4,464,447
     1993................................ 5,151,315
     1992................................ 5,995,545

  Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

  All outstanding stock options became exercisable upon the February 7, 1995 approval by the stockholders of both BNI and Santa Fe of the proposed merger with Santa Fe.

 Other capital stock

  BN has restricted stock award plans under which up to 1,700,000 common shares may be awarded to eligible employees and directors of BN. No cash payment is required by the individual. Shares awarded under the plan may not be sold, transferred or used as collateral by the holder until the shares awarded become free of the restrictions, generally by one-thirds on the third, fourth and fifth anniversaries of the date of grant. All shares still subject to restrictions are generally forfeited and returned to the plan if the employee or director's relationship with BN is terminated. If the employee or director retires, becomes disabled or dies, the restrictions will lapse at that time. The compensation expense resulting from the award of restricted stock is valued at the average of the high and low market prices of BNI common stock on the date of the award, recorded as a reduction of stockholders' equity, and charged to expense evenly over the service period. Restricted stock awards under these plans, net of forfeitures, were 177,670, 232,354 and 214,475 shares in 1994, 1993 and 1992, respectively. A total of 780,694, 870,525 and 824,877 restricted common shares were outstanding at December 31, 1994, 1993 and 1992, respectively. Compensation expense was not significantly affected for all periods presented. Upon the February 7, 1995 approval by the stockholders of both BNI and Santa Fe of the proposed merger with Santa Fe, the restrictions on the BNI stock grants lapsed and the previously unearned compensation relating to such restricted stock, included in BNI's stockholders' equity, was recognized as

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES a non-cash charge to compensation and benefits expense. As of December 31, 1994, such unearned compensation relating to restricted stock was approximately $23 million.

  BN also has a stock award plan which provides for grants of shares of BNI's common stock to full-time employees, excluding officers, based upon performance. A total of 100,000 shares of common stock has been authorized for these awards. The shares awarded contain no restrictions and the recipients have full stockholder rights and privileges. Compensation expense is based upon the average of the high and low market prices of BNI common stock on the date of grant. During the years ended December 31, 1994, 1993 and 1992, 3,900, 5,540, and 11,720 shares were awarded under this plan. The related compensation expense was not significant.

  An employee stock purchase plan was adopted in 1992, effective in 1993, as a means to encourage employee ownership of BNI common stock. A total of 500,000 shares of common stock were authorized for distribution under this plan. The plan allows eligible BN employees to use the proceeds of incentive compensation awards to purchase shares of BNI common stock at a discount, as determined by the BNI Board of Directors, from the market price and may require that the shares purchased be held for a specific time period as also determined by the Board of Directors. The difference between the market price and the employees' purchase price is recorded as additional compensation expense. During the years ended December 31, 1994 and 1993, 31,832 and 34,629 shares were purchased under this plan. The related compensation expense was not significant.

12. RETIREMENT PLANS

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

  The funded status of BN plans and the net accrued pension cost reflected in the consolidated balance sheets were as follows (in millions):

                                                             DECEMBER 31,
                                                             --------------
                                                              1994    1993
                                                             ------  ------
   Actuarial present value of benefit obligations:
     Vested benefit obligation.............................  $  481  $  539
                                                             ======  ======
     Accumulated benefit obligation........................  $  553  $  604
                                                             ======  ======
     Projected benefit obligation..........................  $  628  $  740
     Plan assets, primarily marketable equity and debt
      securities, at fair value............................    (467)   (490)
                                                             ------  ------
     Projected benefit obligation in excess of plan assets.     161     250
     Unrecognized net loss.................................     (41)   (153)
     Unrecognized prior service cost.......................      (5)     (6)
     Unamortized net transition obligation.................     (29)    (33)
     Adjustment required to recognize minimum liability....      12      56
                                                             ------  ------
       Net accrued pension cost............................  $   98  $  114
                                                             ======  ======

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

  The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the benefit obligations were 9 percent and 5.5 percent at December 31, 1994 and 7 percent and 5.5 percent at December 31, 1993. The expected long-term rate of return on assets was 9.5 percent for 1994 and 1993 and 10 percent for 1992.

  Components of the net pension cost were as follows (in millions):

                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                 1994     1993     1992
                                                -------  -------  -------
   Service cost, benefits earned during the
    period..................................... $    12  $     9  $    10
   Interest cost on projected benefit
    obligation.................................      50       50       52
   Actual return on plan assets................     (25)     (57)     (36)
   Net amortization and deferred amounts.......      (1)      24        5
                                                -------  -------  -------
     Net pension cost.......................... $    36  $    26  $    31
                                                =======  =======  =======

  Net pension cost, which is based upon a discount rate as of January 1, was higher for 1994 than 1993 primarily due to a decrease in the discount rate from
8.5 percent at January 1, 1993 to 7 percent at January 1, 1994. The decrease in net pension cost for 1993 as compared with 1992 was primarily due to a decrease in the rate of future compensation growth from 6 percent at January 1, 1993 to
5.5 percent at January 1, 1994.

  BN sponsors a 401(k) thrift and profit sharing plan which covers substantially all non-union employees. BN matches 35 percent of the first 6 percent of the employees' contributions, which is subject to certain percentage limits of the employees' earnings, at the end of each quarter. Depending on BN's performance, an additional matching contribution of 20 to 40 percent can be made at the end of the year. BN's expense was $8 million, $6 million and $4 million in 1994, 1993 and 1992, respectively. Effective January 1, 1994, BN also sponsors a 401(k) retirement savings plan covering substantially all union employees which is non-contributory on the part of BN.

13. OTHER BENEFIT PLANS

  Effective January 1, 1992, BN adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." BN provides certain postretirement health care benefits, payable until age 65, for a small number of retirees who were at least 55 years of age and who retired on or before March 1986.

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

  The following table presents the status of the plans and the accrued postretirement benefit cost reflected in the consolidated balance sheets (in millions):

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1994        1993
                                                       ----------- -----------
                                                       HEALTH LIFE HEALTH LIFE
                                                       ------ ---- ------ ----
   Accumulated postretirement benefit obligation:
     Retirees.........................................  $--   $11   $ 1   $13
     Fully eligible active participants...............   --     1    --     2
     Other active participants........................   --     2    --     1
                                                        ---   ---   ---   ---
                                                         --    14     1    16
   Unrecognized net gain..............................   --     4    --    --
                                                        ---   ---   ---   ---
     Accrued postretirement benefit cost..............  $--   $18    $1   $16
                                                        ===   ===   ===   ===

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

  Components of the postretirement benefit cost were as follows (in millions):

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1994        1993        1992
                                             ----------- ----------- -----------
                                             HEALTH LIFE HEALTH LIFE HEALTH LIFE
                                             ------ ---- ------ ---- ------ ----
   Service cost.............................  $--   $--   $--   $--   $--   $--
   Interest cost............................   --     1    --     1    --     1
                                              ---   ---   ---   ---   ---   ---
     Net postretirement benefit cost........  $--   $ 1   $--   $ 1   $--   $ 1
                                              ===   ===   ===   ===   ===   ===

  The discount rate used in determining the benefit obligation was 9 percent at December 31, 1994 and 7 percent at December 31, 1993. The health care cost trend rate is assumed to decrease gradually from 14 percent in 1995 to 6 percent in 2003 and thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would have an insignificant effect on the accumulated postretirement benefit obligation at December 31, 1994 and 1993 as well as the aggregate of the service and interest cost components for the three years ended December 31, 1994.

  Under collective bargaining agreements, Railroad participates in multi-employer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums attributable to retirees, which are expensed as incurred, were $10 million in both 1994 and 1993 and $11 million in 1992.

14. COMMITMENTS AND CONTINGENCIES

 Agreement to merge and tender offers

  As of June 29, 1994, BNI and Santa Fe entered into an Agreement and Plan of Merger (the Original Agreement) pursuant to which, on the terms and conditions set forth in the Original Agreement, Santa Fe would merge (the Merger) with and into BNI, and BNI would be the surviving corporation and each share of Santa Fe common stock would be converted into 0.27 of a share of BNI common stock. The Original Agreement was subsequently amended as of October 26, 1994, December 18, 1994 and January 24, 1995. The Original Agreement, as so amended, is referred to as the Merger Agreement. Pursuant to the Merger Agreement, Santa Fe is to merge with and into BNI with each share of Santa Fe common stock to be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock. The exchange ratio will vary based on the number of shares of Santa Fe common stock repurchased by Santa Fe in the repurchase program referred to below (the Repurchase Program). Stockholders of BNI and Santa Fe approved the Merger Agreement at special stockholders' meetings held on February 7, 1995.

  Also pursuant to the Merger Agreement, on December 23, 1994, BNI and Santa Fe commenced tender offers (together, the Tender Offer) to acquire up to 63 million shares of Santa Fe common stock in the aggregate at $20 per share in cash (with Santa Fe severally obligated to purchase up to 38 million shares of Santa Fe common stock in the Tender Offer and BNI severally obligated to purchase up to 25 million shares of Santa Fe common stock in the Tender Offer or 20 percent and 13 percent, respectively, of the then outstanding Santa Fe common stock). Prior to expiration of the Tender Offer on February 8, 1995, Santa Fe stockholders tendered sufficient shares to complete the Tender Offer. On February 6, 1995, BNI entered into a five-year $500 million unsecured bank credit facility (the Tender Offer Facility), whereby a group of banks will finance BNI's obligations to purchase shares of Santa Fe common stock in the Tender Offer. At BNI's option, borrowings can be obtained either through a competitive bid or a standby procedure. Rates for borrowing under the standby procedure are, at BNI's option, based upon the selected term of LIBOR or certificate of deposit rate, plus in either case, a spread based upon BNI's senior unsecured debt ratings and

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES the amount borrowed under the Tender Offer Facility, or an alternative base rate. BNI's investment in Santa Fe, which represents approximately 17 percent of Santa Fe stock outstanding following completion of the Tender Offer, will be accounted for under the cost method until consummation of the Merger. Santa Fe anticipates borrowing up to $1,110 million (of which approximately $200 million will be used to replace existing Santa Fe debt) in connection with the Sante Fe tender offer and related matters from a syndicate of financial institutions under a new credit agreement. Santa Fe may also borrow an additional $200 million under its new credit agreement to retire $200 million of existing Santa Fe debt. Funding of the Tender Offer is expected to be completed on or about February 21, 1995.

  Under the Repurchase Program as set forth in the Merger Agreement, Santa Fe is permitted, at its discretion and subject to certain financial and performance criteria of Santa Fe set forth in its credit agreements and the Merger Agreement (including minimum cash flows, cash capital expenditures and maximum total debt), to repurchase up to 10 million shares of Santa Fe common stock prior to consummation of the Merger. The number of shares of BNI common stock to be issued in the Merger will not be affected by the number of shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. Accordingly, the exchange ratio of BNI common shares to be offered for each share of outstanding Santa Fe common stock upon consummation of the Merger would be set at not less than 0.40 and not more than 0.4347 shares.

  Pursuant to the Merger Agreement, two possible structures are available to complete the Merger. Using the current structure, each issued and outstanding share of Santa Fe common stock (other than shares of Santa Fe common stock held by Santa Fe as treasury stock or shares held by BNI, all of which will be cancelled) will be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock depending upon the number of shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. BNI will be the surviving corporation. The Merger Agreement provides that either BNI or Santa Fe may elect to effect the Merger through the use of a holding company (the Alternative Transaction Structure) as described below. BNI and Santa Fe have established BNSF Corporation (BNSF), a Delaware corporation, for such purpose. Under the Alternative Transaction Structure, BNSF would create two subsidiaries and one subsidiary would merge into BNI and one into Santa Fe. Each holder of one share of BNI common stock would receive one share of BNSF common stock and each holder of one share of Santa Fe common stock, excluding the Santa Fe common stock acquired by BNI in the Tender Offer and the Santa Fe common stock held by Santa Fe as treasury stock, would receive not less than
0.40 and not more than 0.4347 shares of BNSF common stock depending upon the number of shares of Santa Fe common stock repurchased by Santa Fe as permitted under the Repurchase Program. The Santa Fe common stock acquired by BNI in the Tender Offer would remain outstanding and the Santa Fe common stock held by Santa Fe as treasury stock would be cancelled. The rights of each stockholder of BNSF would be substantially identical to the rights of a stockholder of BNI, and the Alternative Transaction Structure would have the same economic effect with respect to the stockholders of BNI and Santa Fe as the Merger in its current structure. The Merger will be accounted for under the purchase method of accounting upon consummation, and BNI's $500 million investment will be included in the purchase price.

  As is typical in the context of a merger, certain benefits of officers and employees vested upon approval of the Merger by the stockholders of BNI and Santa Fe. In particular, on February 7, 1995, restrictions previously placed upon certain BNI stock grants lapsed and the previously unearned compensation relating to such restricted stock, included in BNI's stockholders' equity, was charged to compensation and benefits expense. As of December 31, 1994, such unearned compensation relating to restricted stock was approximately $23 million. BNI expects to incur other costs related to the Merger some of which will be included in the determination of the total purchase price.

  Consummation of the Merger is subject to approval by the ICC, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. In connection with the ICC

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES proceedings, on January 27, 1995, BNI and Santa Fe requested the ICC to adopt an expedited procedural schedule for reviewing the merger, based on a timetable the ICC has recently proposed to adopt for all major railroad mergers, and on February 3, 1995, the ICC issued a notice requesting comments on the proposed schedule by February 21, 1995. That schedule calls for the ICC to issue its decision on the merger within 165 days from the date on which the ICC publishes a notice formally advising parties that the BNI and Santa Fe stockholders have voted to approve the transaction. The ICC has not yet issued a notice regarding stockholder approval nor taken any further action on the proposed schedule.

 Casualty and environmental reserves

  Casualty reserves consist primarily of personal injury claims, including work-related injuries to employees. Employees of BN are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act. Liabilities for personal injury claims are estimated through an actuarial model that considers historical data and trends and is designed to record those costs in the period of occurrence. BN conducts an ongoing review and analysis of claims and other information to ensure the continued adequacy of casualty reserves. To the extent costs may exceed recorded accruals, they are not anticipated to materially affect BN's financial condition, results of operations or liquidity.

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

  Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, BN is potentially liable for the cost of clean-up of various contaminated sites identified by the United States Environmental Protection Agency and other agencies. BN has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 75 sites (the PRP sites) and, in many instances, is one of several PRPs. BN generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, BN can be held jointly and severally liable for all environmental costs associated with a site.

  Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BN's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BN conducts an ongoing environmental contingency analysis, which considers a combination of factors, including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and ability to pay for clean-up by other PRPs, and historical trend analyses.

  BN is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, for which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. BN paid approximately $21 million, $27 million and $20 million during 1994, 1993 and 1992, respectively, relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, BN expects to spend approximately $110 million in future years to remediate and restore all known sites,

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES including $105 million pertaining to mandated sites, of which approximately $70 million relates to the PRP sites. Of the $110 million, BN expects to spend $33 million during 1995. Also, BN anticipates that the majority of the $110 million will be paid out over a period of less than seven years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At December 31, 1994, 23 sites accounted for approximately $75 million of the accrual and no individual site was considered to be material.

  Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At December 31, 1994, BN had accrued approximately $110 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. BN's best estimate of unasserted claims was approximately $5 million as of December 31, 1994. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

 Lease commitments

  BN has substantial lease commitments for railroad, highway equipment, office buildings and a taconite dock facility. Most of these leases provide the option to purchase the equipment at fair market value at the end of the lease. However, some provide fixed price purchase options.

  Lease rental expense for operating leases was $229 million, $194 million and $189 million for the years ended December 31, 1994, 1993 and 1992, respectively.

  Minimum annual rental commitments were as follows (in millions):

                                                               CAPITAL OPERATING
   YEAR ENDED DECEMBER 31,                                     LEASES   LEASES
   -----------------------                                     ------- ---------
   1995.......................................................   $ 9    $  175
   1996.......................................................     7       161
   1997.......................................................     5       136
   1998.......................................................     5       122
   1999.......................................................     5       113
   Thereafter.................................................    37       890
                                                                 ---    ------
     Total....................................................    68    $1,597
                                                                        ======
   Less amount representing interest..........................    22
                                                                 ---
     Present value of minimum lease payments..................   $46
                                                                 ===

  In addition to the above, BN also receives and pays rents for railroad equipment on a per diem basis, which is included in equipment rents.

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

 Other commitments and contingencies

  In 1993, BN entered into an agreement to acquire 350 alternating current traction motor locomotives. In December 1994, the number of locomotives to be acquired under this agreement was increased to 404. As of January 31, 1995, BN had accepted delivery of 147 locomotives and anticipates deliveries under this agreement of between approximately 60 and 140 each year from 1995 (including January 1995 deliveries) through 1997.

  BN has two locomotive electrical power purchase agreements, expiring in 1998 and 2001, that currently involve 197 locomotives. Payments required by the agreements are based upon the number of megawatt hours of energy consumed, subject to specified take-or-pay minimums. The rates specified in the two agreements are renegotiable every two years. BN's 1995 minimum commitment obligation is $53 million. Based on projected locomotive power requirements, BN's payments in 1995 are expected to be in excess of the minimum. Payments under the agreements totaled $47 million, $53 million and $56 million in 1994, 1993 and 1992, respectively. In 1990, BN entered into a letter of credit for the benefit of a vendor. This letter of credit is a performance guarantee for up to $15 million in major overhauls to be performed on the power purchase equipment.

  In connection with its program to transfer certain rail lines to independent operators, BN has agreed to make certain payments for services performed by the operators in connection with traffic that involves the shortlines and Railroad as carriers. These payments will vary with such factors as traffic volumes and shortline costs and are not expected to exceed normal business requirements for services received. These payments are reflected as reductions to revenue to conform with reporting to the ICC. Revenues for these joint moves, including amounts applicable to the independent operator portion of the line haul, are reflected by BN as revenue from operations.

  BN is party to various claims and lawsuits, some of which are for substantial amounts. While these claims and actions are being contested, the outcome of individual matters is not certain. Although actual liability on an aggregate basis is similarly not determinable with certainty, as of December 31, 1994, BN believes that any liability resulting from these matters, after taking into consideration BN's insurance coverages and amounts already provided for, should not have a material adverse effect on BN's financial position.

  There are no other commitments or contingent liabilities which BN believes would have a material adverse effect on the consolidated financial position, results of operations or liquidity.

15. OTHER INCOME (EXPENSE), NET

  Other income (expense), net includes the following (in millions):

                              YEAR ENDED DECEMBER 31,
                              ----------------------------
                               1994      1993      1992
                               ----     -------   --------
   Gain on property disposi-
    tions.................... $     15  $    17   $      3
   Interest income...........        3        6          4
   Loss on sale of receiv-
    ables....................       (9)      (9)       (11)
   Litigation settlement
    agreement................       --       --         47
   Miscellaneous, net........      (12)      (9)        (2)
                              --------  -------   --------
     Total................... $     (3) $     5   $     41
                              ========  =======   ========

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  Miscellaneous, net includes losses related to international ventures of $15 million and $4 million in 1994 and 1993, respectively.

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

16. ACCOUNTING CHANGES

  Effective January 1, 1994, BN adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect, net of $7 million income tax benefit, of this change in accounting attributable to years prior to 1994, at the time of adoption, was to decrease 1994 net income by $10 million, or $.11 per common share.

  In 1994, BN adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this standard had no effect on net income and no material effect on stockholders' equity.

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

  In January 1992, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that origination of service revenue recognition was not an acceptable accounting method beginning in 1992 for the freight services industry. Accordingly, effective January 1, 1992, BN changed its method of revenue recognition from one which recognized transportation revenue at the origination point, to a method whereby transportation revenue is recognized proportionately as a shipment moves from origin to destination. The cumulative effect, net of a $7 million income tax benefit, of the change on the prior year's revenue, at the time of adoption, decreased 1992 net income by $11 million, or $.13 per common share.

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

January 16, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Burlington Northern Inc. and Subsidiaries

  We have audited the consolidated financial statements and financial statement schedule of Burlington Northern Inc. and Subsidiaries listed in Item 14 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Northern Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As discussed in Note 16 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits and investments in debt and equity securities in 1994, for income taxes in 1993 and for revenue recognition and postretirement benefits other than pensions in 1992.

Coopers & Lybrand L.L.P.

Fort Worth, Texas
January 16, 1995

QUARTERLY FINANCIAL DATA-UNAUDITED

                                                   QUARTER
                                ----------------------------------------------
                                  FOURTH       THIRD      SECOND      FIRST
                                ----------- ----------- ----------- ----------
                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
1994
  Revenues..................... $     1,344 $     1,249 $     1,192 $    1,210
  Operating income.............         264         229         178        182
    Income before cumulative
     effect of change in
     accounting method.........         142         115          82         87
    Cumulative effect of change
     in accounting method, net
     of tax (1)................          --          --          --        (10)
                                ----------- ----------- ----------- ----------
  Net income................... $       142 $       115 $        82 $       77
                                =========== =========== =========== ==========
  Primary earnings (loss) per
   common share: (2)
    Income before cumulative
     effect of change in
     accounting method......... $      1.51 $      1.22 $       .85 $      .90
    Cumulative effect of change
     in accounting method (1)..          --          --          --       (.11)
                                ----------- ----------- ----------- ----------
      Primary earnings per
       common share............ $      1.51 $      1.22 $       .85 $      .79
                                =========== =========== =========== ==========
  Fully diluted earnings (loss)
   per common share: (2)
    Income before cumulative
     effect of change in
     accounting method......... $      1.46 $      1.18 $       .84 $      .90
    Cumulative effect of change
     in accounting method (1)..          --          --          --       (.11)
                                ----------- ----------- ----------- ----------
      Fully diluted earnings
       per common share........ $      1.46 $      1.18 $       .84 $      .79
                                =========== =========== =========== ==========
  Dividends declared per common
   share....................... $       .30 $       .30 $       .30 $      .30
  Common stock price:
    High....................... $    51 5/8 $    53 5/8 $    60 1/8 $       66
    Low........................      46 5/8      48 1/4      52 1/2     56 3/4
1993
  Revenues..................... $     1,246 $     1,141 $     1,142 $    1,170
  Operating income.............         224         121         148        168
  Net income (3)...............         118          24          72         82
  Primary earnings per common
   share (2)................... $      1.25 $       .21 $       .74 $      .86
  Fully diluted earnings per
   common share (2)............        1.21         .21         .74        .85
  Dividends declared per common
   share.......................         .30         .30         .30        .30
  Common stock price:
    High....................... $        58 $    57 1/2 $    58 5/8 $       52
    Low........................      48 3/4      51 1/8          50     42 1/4

- --------
(1) Effective January 1, 1994, BN adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect, net of $7 million income tax benefit, of this change in accounting attributable to years prior to 1994, at the time of adoption, was to decrease 1994 net income by $10 million, or $.11 per common share.
(2) Amounts may not total to the annual earnings per share because each quarter and the year are calculated separately based on average outstanding shares and common share equivalents during that period.
(3) Results for the third quarter of 1993 included the effects of the Omnibus Budget Reconciliation Act of 1993 (the Act) which was signed into law in August 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $29 million, or $.32 per common share, primary, through the date of enactment. Results for the third quarter of 1993 also included the effects of the severe flooding in the Midwest. BN estimated that the flooding reduced revenues and operating income during the quarter by $44 million and $79 million, respectively, and reduced net income by $49 million, or $.55 per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

AND

ITEM 11. EXECUTIVE COMPENSATION

  A definitive proxy statement of Burlington Northern Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" will be incorporated herein by reference. Executive Officers of Burlington Northern Inc. and the principal subsidiary are listed on pages 11-14 of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1995 Annual Meeting of Stockholders and will be incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required is set forth under the caption "Executive Compensation" in the Proxy Statement for the 1995 Annual Meeting of Stockholders and will be incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                            ----
Financial Statements
  Consolidated Statements of Income for the three years ended December 31,
   1994...................................................................   30
  Consolidated Balance Sheets at December 31, 1994 and 1993...............   31
  Consolidated Statements of Cash Flows for the three years ended December
   31, 1994...............................................................   32
  Consolidated Statements of Changes in Stockholders' Equity for the three
   years ended December 31, 1994..........................................   33
  Notes to Consolidated Financial Statements..............................   34
Report of Management......................................................   53
Report of Independent Accountants.........................................   54
Quarterly Financial Data-unaudited........................................   55
Consolidated Financial Statement Schedule for the three years ended Decem-
 ber 31, 1994:
  Schedule II-Valuation and Qualifying Accounts...........................   62

  Schedules other than those listed above are omitted because they are not required or not applicable, or the required information is included in the consolidated financial statements or related notes.

EXHIBIT INDEX

  The following exhibits are filed as part of this report.


 EXHIBIT                                                                  PAGE
 NUMBER                           DESCRIPTION                            NUMBER
 -------                          -----------                            ------
   2.1   Agreement and Plan of Merger, dated as of June 29, 1994,          *
          between Burlington Northern Inc. and Santa Fe Pacific
          Corporation (schedules thereto omitted, but available to the
          Securities and Exchange Commission upon request) and related letter agreements (Form 10-Q for the quarter ended June 30,
          1994, filed August 1994).
   2.2   Amendment, dated as of October 26, 1994, between Burlington       *
          Northern Inc. (BNI) and Santa Fe Pacific Corporation (Santa
          Fe) to Agreement and Plan of Merger, dated as of June 29,
          1994, between BNI and Santa Fe (Form 8-K dated October 26,
          1994, filed October 1994).
   2.3   Amendment No. 2, dated as of December 18, 1994, between           *
          Burlington Northern Inc. (BNI) and Santa Fe Pacific
          Corporation (Santa Fe) to Agreement and Plan of Merger,
          dated as of June 29, 1994, between BNI and Santa Fe (Form 8-
          K dated December 18, 1994, filed December 1994).
   3.1   Certificate of Incorporation of Burlington Northern Inc. as       *
          Amended Through February 28, 1992 (1993 Form 10-K, filed
          February 1994).
   3.2   Certificate of Increase of Number of Shares of Series A           *
          Junior Participating Class A Preferred Stock of Burlington
          Northern Inc., dated January 9, 1992 (1991 Form 10-K, filed
          February 1992).
   3.3   By-Laws of Burlington Northern Inc. as Amended Through July       *
          17, 1991 (1993 Form 10-K, filed February 1994).
   4.1   Form of Rights Agreement dated as of July 14, 1986, between       *
          Burlington Northern Inc. and The First National Bank of
          Boston which includes, as Exhibit A thereto, the Form of
          Certificate of Designation specifying the terms of the
          Preferred Stock and as Exhibit B thereto, the form of Rights
          Certificate (Form 8-A, No. 1-8159, filed July 1986). The
          Company and its subsidiaries either have previously filed
          with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-
          term debt of the Company and its subsidiaries.
   4.2   Certificate of Designation of 6 1/4% Cumulative Convertible       *
          Preferred Stock, Series A, No Par Value of Burlington
          Northern Inc., dated November 24, 1992 (1992 Form 10-K,
          filed February 1993).
  10.1   Form of Tax Sharing Agreement between Burlington Northern         *
          Inc. and Burlington Resources Inc. (1988 Form 10-K Amendment
          No. 1, filed March 1989).
  10.2   The 1987 Burlington Northern Inc. Stock Option Incentive Plan     *
          as filed on Form S-8 No. 33-18082.
  10.3   The 1982 Burlington Northern Inc. Stock Option Incentive Plan     *
          as filed on Form S-8 No. 2-80478.
  10.4   Burlington Northern Inc. Incentive Compensation Plan as filed     *
          on Form S-8 No. 33-25806.
  10.5   Burlington Northern Inc. Senior Executive Survivor Benefit        *
          Plan as of April 1, 1986 (1987 Form 10-K Amendment No. 1,
          filed March 1988).
  10.6   Burlington Northern Inc. Deferred Compensation Plan as of         *
          January 1, 1988 (1987 Form 10-K Amendment No. 1, filed March
          1988).
  10.7   Burlington Northern Inc. Performance Share Unit Plan (1981)       *
          as of January 1, 1988 (1987 Form 10-K Amendment No. 1, filed
          March 1988).
  10.8   Burlington Northern Inc. 1987 Performance Share Unit Plan as      *
          of January 1, 1988 (1987 Form 10-K Amendment No. 1, filed
          March 1988).
  10.9   Burlington Northern Inc. Supplemental Benefits Plan as of         *
          January 1987 (1987 Form 10-K Amendment No. 1, filed March
          1988).

 EXHIBIT                                                                  PAGE
 NUMBER                           DESCRIPTION                            NUMBER
 -------                          -----------                            ------
  10.10  1989 Burlington Northern Inc. Restricted Stock Incentive Plan     *
          (1990 Form 10-K, filed March 1991).
  10.11  1990 Burlington Northern Inc. Directors Stock Option Plan         *
          (1990 Form 10-K, filed March 1991).
  10.12  1990 Burlington Northern Inc. Directors Restricted Stock Plan     *
          (1990 Form 10-K, filed March 1991).
  10.13  1992 Burlington Northern Inc. Stock Option Incentive Plan         *
          (1992 Form 10-K, filed February 1993).
  10.14  1993 Burlington Northern Inc. Employee Stock Purchase Plan        *
          (1992 Form 10-K, filed February 1993).
  10.15  364-Day Competitive Advance and Revolving Credit Facility         **
          Agreement, dated as of May 6, 1994, between Burlington
          Northern Railroad Company and a consortium of lenders.
  10.16  5-Year Competitive Advance and Revolving Credit Facility          **
          Agreement, dated as of May 6, 1994, between Burlington
          Northern Railroad Company and a consortium of lenders.
  10.17  3-Year Term Loan Facility Agreement, dated as of November 14,     **
          1994, between Burlington Northern Railroad Company and a
          consortium of lenders.
  10.18  Employment Agreement, dated as of December 20, 1988, by and       *
          between Burlington Northern Inc. and Mr. Gerald Grinstein
          (1988 Form 10-K Amendment No. 1, filed March 1989).
  10.19  Employment Agreement, dated as of April 27, 1992, by and          *
          between Burlington Northern Inc. and Mr. Gerald Grinstein
          (1992 Form 10-K, filed February 1993).
  10.20  Employment Agreement, dated September 4, 1990, by and between     **
          Burlington Northern Railroad Company and Mr. John T. Chain.
  10.21  Employment Agreement, dated as of August 21, 1991, by and         *
          between Burlington Northern Inc. and Mr. David C. Anderson
          (1991 Form 10-K, filed February 1992).
  10.22  Employment Agreement, dated September 18, 1991, by and            **
          between Burlington Northern Railroad Company and Mr. Richard
          A. Russack.
  10.23  Employment Agreement, dated April 18, 1994, between               **
          Burlington Northern Railroad Company and Mr. Greg Swienton.
  10.24  Employment Agreement, dated April 22, 1994, between               **
          Burlington Northern Railroad Company and Mr. Ronald A.
          Rittenmeyer.
  11     Computation of Earnings per Common Share.                         **
  12     Computation of Ratio of Earnings to Fixed Charges.                **
  21     Subsidiaries of Burlington Northern Inc.                          **
  23     Consent of Independent Accountants.                               **
  27     Financial Data Schedule.                                          **

- --------
*  Exhibit is incorporated by reference as indicated.
** Exhibit is filed with Form 10-K for the year ended December 31, 1994.

                              REPORTS ON FORM 8-K

  During the period, a report on Form 8-K, dated October 6, 1994, was filed attaching a press release concerning the reaffirmation of the commitment by the Board of Directors of Burlington Northern Inc. (BNI) to consummate the merger of BNI and Santa Fe Pacific Corporation (Santa Fe) as announced on
June 30, 1994.

  During the period, a report on Form 8-K, dated October 26, 1994, was filed attaching an Amendment dated as of October 26, 1994 to the Agreement and Plan of Merger dated as of June 29, 1994 between BNI and Santa Fe and further attaching the press release of BNI dated October 27, 1994 announcing the execution of said Amendment.

  During the period, a report on Form 8-K, dated November 18, 1994, was filed concerning a litigation development related to a coal transportation contract.

  During the period, a report on Form 8-K, dated December 18, 1994, was filed attaching Amendment No. 2 dated as of December 18, 1994 to the Agreement and Plan of Merger dated as of June 29, 1994 between BNI and Santa Fe and further attaching the press release of BNI dated December 18, 1994 announcing the execution of said Amendment No. 2.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, BURLINGTON NORTHERN INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 17TH DAY OF FEBRUARY, 1995.

                                          Burlington Northern Inc.

                                                  /s/ Gerald Grinstein
                                          By __________________________________
                                                      GERALD GRINSTEIN

                                                CHAIRMAN, CHIEF EXECUTIVE
                                                  OFFICER AND DIRECTOR

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF BURLINGTON NORTHERN INC. AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                         TITLE                DATE
             ----------                         -----                ----

        /s/ Gerald Grinstein            Chairman, Chief          February 17,
- -------------------------------------    Executive Officer           1995
          GERALD GRINSTEIN               and Director

        /s/ David C. Anderson           Executive Vice           February 17,
- -------------------------------------    President, Chief            1995
          DAVID C. ANDERSON              Financial Officer
                                         and Chief
                                         Accounting Officer

         /s/ Jack S. Blanton            Director                 February 17,
- -------------------------------------                                1995
           JACK S. BLANTON

        /s/ Daniel P. Davison           Director                 February 17,
- -------------------------------------                                1995
          DANIEL P. DAVISON

         /s/ Daniel J. Evans            Director                 February 17,
- -------------------------------------                                1995
           DANIEL J. EVANS

        /s/ Barbara C. Jordan           Director                 February 17,
- -------------------------------------                                1995
          BARBARA C. JORDAN

           /s/ Ben F. Love              Director                 February 17,
- -------------------------------------                                1995
             BEN F. LOVE

         /s/ Arnold R. Weber            Director                 February 17,
- -------------------------------------                                1995
           ARNOLD R. WEBER

     /s/ Edward E. Whitacre, Jr.        Director                 February 17,
- -------------------------------------                                1995
       EDWARD E. WHITACRE, JR.

        /s/ Michael B. Yanney           Director                 February 17,
- -------------------------------------                                1995
          MICHAEL B. YANNEY

                     DIRECTORS OF BURLINGTON NORTHERN INC.

Jack S. Blanton (2)(3)     Barbara C. Jordan (3)      Edward E. Whitacre, Jr.
Chairman and Chief         Professor                  (1)(3)
 Executive Officer         The Lyndon B. Johnson      Chairman and Chief
Houston Endowment, Inc.    School                      Executive Officer
                            of Public Affairs         SBC Communications Inc.


Daniel P. Davison (2)(3)   University of Texas at
Retired Chairman and CEO    Austin                    Michael B. Yanney (2)

U.S. Trust Corporation                                Chairman and Chief
                           Ben F. Love (2)(3)          Executive Officer

Daniel J. Evans (1)(2)     Director and Consultant    America First Companies
Chairman                   Retired Chairman and

Daniel J. Evans             Chief Executive           Committee Assignments
Associates                  Officer (1972-1989)       (1) Audit

                           Texas Commerce             (2) Compensation and
Gerald Grinstein            Bancshares, Inc.             Nominating
Chairman and Chief

                                                      (3) Finance
 Executive Officer         Arnold R. Weber (1)
Burlington Northern Inc.   Chancellor
Chairman and Chief         Northwestern University
 Executive Officer
Burlington Northern
 Railroad Company

                             CORPORATE INFORMATION

PRINCIPAL CORPORATE        STOCK EXCHANGE LISTINGS    Additional copies of
OFFICE                     New York Stock Exchange    this
Burlington Northern Inc.   Chicago Stock Exchange     Annual Report on Form
3800 Continental Plaza     Pacific Stock Exchange     10-K
777 Main Street            Symbol: BNI                are available, without
Fort Worth, Texas                                     charge,

76102-5384                 ANNUAL MEETING             by writing or calling:

(817) 333-2000             The Annual Meeting of
                                                      EDMUND W. BURKE

                           Stockholders will be in
STOCK TRANSFER AGENT AND   Fort Worth, Texas, on      Executive Vice
REGISTRAR                  April 20, 1995. Formal     President,
The First National Bank    notice of the meeting       Law and Secretary
 of Boston                 will                       Burlington Northern Inc.
Shareholder Services       be mailed in advance.      3800 Continental Plaza
P.O. Box 644                                          777 Main St.
Boston, Massachusetts 02102                           Fort Worth, Texas 76102-
(617) 575-2900                                        5384
                                                      (817) 333-7951

                                                                     SCHEDULE II

                   BURLINGTON NORTHERN INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN MILLIONS)

       COLUMN A              COLUMN B           COLUMN C        COLUMN D        COLUMN E
       --------         ------------------- ----------------- ------------- ----------------
                            BALANCE AT      ADDITIONS CHARGED                  BALANCE AT
      DESCRIPTION       BEGINNING OF PERIOD     TO INCOME     DEDUCTIONS(1) END OF PERIOD(2)
      -----------       ------------------- ----------------- ------------- ----------------
DECEMBER 31, 1994:
  Casualty and
   environmental
   reserves............        $712               $223            $271            $664
                               ====               ====            ====            ====
DECEMBER 31, 1993:
  Casualty and
   environmental
   reserves............        $732               $261            $281            $712
                               ====               ====            ====            ====
DECEMBER 31, 1992:
  Casualty and
   environmental
   reserves............        $714               $312            $294            $732
                               ====               ====            ====            ====

Notes:

(1) Principally represents cash payments.
(2) Classified in the consolidated balance sheets as follows:

                                                                  1994 1993 1992
                                                                  ---- ---- ----
  Casualty and environmental reserves (current liabilities)....   $248 $286 $249
  Casualty and environmental reserves (noncurrent liabilities).    416  426  483
                                                                  ---- ---- ----
                                                                  $664 $712 $732
                                                                  ==== ==== ====

                                 Exhibit Index


                                                                  Sequentially
Exhibit                                                             Numbered
Number                        Description                             Page
- -------                       -----------                         ------------

10.15   364-Day Competitive Advance and Revolving Credit
        Facility Agreement, dated as of May 6, 1994, between
        Burlington Northern Railroad Company and a consortium of lenders.

10.16   5-Year Competitive Advance and Revolving Credit
        Facility Agreement, dated as of May 6, 1994, between
        Burlington Northern Railroad Company and a consortium of lenders.

10.17   3-Year Term Loan Facility Agreement, dated as of
        November 14, 1994, between Burlington Northern
        Railroad Company and a consortium of lenders.

10.20 Employment Agreement, dated September 4, 1990, by and between Burlington Northern Railroad Company and
        Mr. John T. Chain.

10.22 Employment Agreement, dated September 18, 1991, by and between Burlington Northern Railroad Company and
        Mr. Richard A. Russack.

10.23   Employment Agreement, dated April 18, 1994, between
        Burlington Northern Railroad Company and
        Mr. Greg Swienton.

10.24   Employment Agreement, dated April 22, 1994, between
        Burlington Northern Railroad Company and
        Mr. Ronald A. Rittenmeyer.

11      Computation of Earnings per Common Share.

12      Computation of Ratio of Earnings to Fixed Charges.

21      Subsidiaries of Burlington Northern Inc.

23      Consent of Independent Accountants.

27      Financial Data Schedule.