Form 10-Q
period 1995-03-31
BURLINGTON NORTHERN INC/DE/
filed 1995-05-10
CIK 351979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 XX QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

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


           Class                                           Outstanding
Common stock, without par value
     as of April 30, 1995                               89,592,137 shares

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                               TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION                                     Page

    Item 1.  Financial Statements. . . . . . . . . . . . . . .           1

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . .          10




PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .     21

    Item 4.  Submission of Matters to a Vote of Security Holders. .     26

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     27

























                                      (i)

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars In Millions, Except Per Share Data)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              1995        1994

Revenues...............................................      $1,347      $1,210

Costs and expenses:
  Compensation and benefits............................         489         447
  Fuel.................................................          98          83
  Materials............................................          80          85
  Equipment rents......................................         116         106
  Purchased services...................................         104         117
  Depreciation.........................................          99          87
  Other................................................         144         103
    Total costs and expenses...........................       1,130       1,028

Operating income.......................................         217         182
Interest expense.......................................          43          39
Other income (expense), net............................           3          (1)

Income before income taxes and cumulative effect of
  change in accounting method..........................         177         142
Income tax expense.....................................          69          55
Income before cumulative effect of change in accounting
  method...............................................         108          87
Cumulative effect of change in accounting method,
  net of tax...........................................           -         (10)
Net income.............................................      $  108      $   77

Primary earnings per common share:
  Income before cumulative effect of change in
    accounting method..................................      $ 1.14      $  .90
  Cumulative effect of change in accounting method.....           -        (.11)
    Primary earnings per common share..................      $ 1.14      $  .79

  Shares used in computation (in thousands)............      90,280      90,290

Fully diluted earnings per common share:
  Income before cumulative effect of change in
    accounting method..................................      $ 1.10      $  .90
  Cumulative effect of change in accounting method.....           -        (.11)
    Fully diluted earnings per common share............      $ 1.10      $  .79

  Shares used in computation (in thousands)............      97,866      97,631

Dividends declared per common share....................      $  .30      $  .30


See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)
                                  (Unaudited)

                     ASSETS                       March 31,      December 31,
                                                    1995             1994

Current assets:
  Cash and cash equivalents..................      $   25           $   27
  Accounts receivable, net...................         671              697
  Materials and supplies.....................         136              100
  Current portion of deferred income taxes...         146              156
  Other current assets.......................         201               32
    Total current assets.....................       1,179            1,012

Investment in Santa Fe Pacific Corporation...         572                -
Property and equipment, net..................       6,359            6,311
Other assets.................................         285              269
    Total assets.............................      $8,395           $7,592

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................      $  572           $  534
  Compensation and benefits payable..........         239              264
  Casualty and environmental reserves........         240              248
  Taxes payable..............................         170              138
  Accrued interest...........................          49               45
  Other current liabilities..................          74               96
  Commercial paper...........................         209               90
  Current portion of long-term debt..........          29               32
    Total current liabilities................       1,582            1,447

Long-term debt...............................       2,189            1,697
Deferred income taxes........................       1,496            1,456
Casualty and environmental reserves..........         419              416
Other liabilities............................         325              339
    Total liabilities........................       6,011            5,355

Stockholders' equity:
  Convertible preferred stock, no par value,
    $345 liquidation value; 25,000,000 shares
    authorized; 6,900,000 shares issued;
    6,899,657 shares and 6,900,000 shares
    outstanding, respectively................         337              337
  Common stock, without par value, at stated
    value, 300,000,000 shares authorized;
    89,438,182 shares and 89,329,259 shares
    issued, respectively.....................           1                1
  Additional paid-in capital.................       1,449            1,443
  Retained earnings..........................         561              485
  Treasury stock, at cost, 106,088 shares and
    105,438 shares, respectively.............          (5)              (5)
  Other......................................          41              (24)
    Total stockholders' equity...............       2,384            2,237
    Total liabilities and stockholders'
      equity.................................      $8,395           $7,592

See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Millions)
                                  (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                      1995           1994
Cash flows from operating activities:
  Net income.......................................  $  108         $   77
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of change in accounting
        method.....................................       -             10
      Depreciation.................................      99             87
      Deferred income taxes........................      22             21
      Changes in current assets and liabilities:
        Accounts receivable, net...................      26             (1)
        Materials and supplies.....................     (36)           (29)
        Other current assets.......................    (169)           (71)
        Accounts payable...........................      38             21
        Compensation and benefits payable..........     (23)           (29)
        Casualty and environmental reserves........      (8)           (17)
        Taxes payable..............................      33             19
        Accrued interest...........................       4              7
        Other current liabilities..................     (22)           (21)
      Changes in long-term casualty and
        environmental reserves.....................       3              1
      Other, net...................................      (8)           (28)
Net cash provided by operating activities..........      67             47

Cash flows from investing activities:
  Investment in Santa Fe Pacific Corporation.......    (500)             -
  Additions to property and equipment..............    (149)          (102)
  Proceeds from property and equipment dispositions       7              5
  Other, net.......................................      (3)            (4)
Net cash used in investing activities..............    (645)          (101)

Cash flows from financing activities:
  Net increase in commercial paper.................     119            101
  Proceeds from issuance of long-term debt.........     510              -
  Payments on long-term debt.......................     (23)           (14)
  Dividends paid...................................     (32)           (32)
  Proceeds from exercise of common stock options...       2              5
Net cash provided by financing activities..........     576             60

Increase (decrease) in cash and cash equivalents...      (2)             6
Cash and cash equivalents:
  Beginning of period..............................      27             17
  End of period....................................  $   25         $   23

Supplemental cash flow information:
  Interest paid, net of amounts capitalized........  $   37         $   30
  Income tax paid, net of refunds..................       2              1



See accompanying notes to consolidated financial statements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Accounting policies

    The 1994 Annual Report on Form 10-K for Burlington Northern Inc. (BNI) and its majority-owned subsidiaries (collectively BN) includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The principal subsidiary is Burlington Northern Railroad Company (Railroad). The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly BN's financial position as of March 31, 1995 and December 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to the current year presentation.

2.  Earnings per common share

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

3.  Agreement to merge and tender offers

    As of June 29, 1994, BNI and Santa Fe Pacific Corporation (Santa Fe) entered into an Agreement and Plan of Merger (the Original Agreement) pursuant to which, on the terms and conditions set forth in the Original Agreement, Santa Fe would merge (the Merger) with and into BNI, and BNI would be the surviving corporation and each share of Santa Fe common stock would be converted into 0.27 of a share of BNI common stock. The Original Agreement was subsequently amended as of October 26, 1994, December 18, 1994 and January 24, 1995. The Original Agreement, as so amended, is referred to as the Merger Agreement. Pursuant to the Merger Agreement, Santa Fe is to merge with and into BNI with each share of Santa Fe common stock to be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock. The exchange ratio will vary based on the number of additional shares of Santa Fe common stock repurchased by Santa Fe in the repurchase program referred to below (the Repurchase Program). Stockholders of BNI and Santa Fe approved the Merger Agreement at special stockholders' meetings held on February 7, 1995.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    Also pursuant to the Merger Agreement, on December 23, 1994, BNI and Santa Fe commenced tender offers (together, the Tender Offer) to acquire 25 million and 38 million shares of Santa Fe common stock, respectively, at $20 per share in cash representing 13 percent and 20 percent, respectively, of the then outstanding Santa Fe common stock. On February 6, 1995, BNI entered into a five-year $500 million unsecured bank credit facility (the Tender Offer Facility), whereby a group of banks agreed to finance BNI's purchase of shares of Santa Fe common stock in the Tender Offer. Funding of the Tender Offer was completed on February 21, 1995.
    At BNI's option, borrowings and renewals thereof can be obtained either through a competitive bid or a standby procedure. Rates for borrowing under the standby procedure are, at BNI's option, based upon the selected term of the London Interbank Offered Rate (LIBOR) or certificate of deposit rate, plus in either case, a spread based upon BNI's senior unsecured debt ratings and the amount borrowed under the Tender Offer Facility, or an alternative base rate.

    As of March 31, 1995, Santa Fe had borrowed $1,000 million from a syndicate of financial institutions under a new credit agreement, of which $760 million was used for the Santa Fe tender offer and $240 million was used to replace existing Santa Fe debt and pay related expenses.

    Under the Repurchase Program as set forth in the Merger Agreement, Santa Fe is permitted, at its discretion and subject to certain financial and performance criteria of Santa Fe set forth in its credit agreement and the Merger Agreement (including minimum cash flows, cash capital expenditures and maximum total debt), to repurchase up to 10 million shares of Santa Fe common stock prior to consummation of the Merger. The number of shares of BNI common stock to be issued in the Merger will not be affected by the number of additional shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. Accordingly, the exchange ratio of BNI common shares to be offered for each share of outstanding Santa Fe common stock upon consummation of the Merger would be set at not less than 0.40 and not more than 0.4347 shares. As of March 31, 1995, Santa Fe had repurchased approximately 1.4 million shares which would result in an exchange ratio of 0.4044 shares.

    Pursuant to the Merger Agreement, two possible structures are available to complete the Merger. Using the current structure, each issued and outstanding share of Santa Fe common stock (other than shares of Santa Fe common stock held by Santa Fe as treasury stock or shares held by BNI, all of which will be cancelled) will be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock depending upon the number of additional shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program discussed above. BNI will be the surviving corporation. The Merger Agreement provides that either BNI or Santa Fe may elect to effect the Merger through the use of a holding company (the Alternative Transaction Structure) as described below. BNI and Santa Fe have established BNSF Corporation (BNSF), a Delaware corporation, for such purpose. Under the Alternative Transaction Structure, BNSF would create two subsidiaries and one subsidiary would merge into BNI and one into Santa Fe. Each holder of one share of BNI common stock would receive one

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    share of BNSF common stock and each holder of one share of Santa Fe common stock, excluding the Santa Fe common stock acquired by BNI in the Tender Offer and the Santa Fe common stock held by Santa Fe as treasury stock, would receive not less than 0.40 and not more than 0.4347 shares of BNSF common stock depending upon the number of additional shares of Santa Fe common stock repurchased by Santa Fe as permitted under the Repurchase Program discussed above. The Santa Fe common stock acquired by BNI in the Tender Offer would remain outstanding and the Santa Fe common stock held by Santa Fe as treasury stock would be cancelled. The rights of each stockholder of BNSF would be substantially identical to the rights of a stockholder of BNI, and the Alternative Transaction Structure would have the same economic effect with respect to the stockholders of BNI and Santa Fe as the Merger in its current structure. BNI and Santa Fe have included the option of effecting the Alternative Transaction Structure in order to ensure that the transactions contemplated by the Merger Agreement qualify as tax-free transactions for United States federal income tax purposes. The Merger will be accounted for under the purchase method of accounting upon consummation, and BNI's investment will be included in the purchase price.

    As is typical in the context of a merger, certain benefits of officers and employees vested upon approval of the Merger by the stockholders of BNI and Santa Fe. In particular, on February 7, 1995, restrictions previously placed upon certain BNI stock grants lapsed and the previously unearned compensation relating to such restricted stock, included in BNI's stockholders' equity, was charged to expense. The unearned compensation relating to restricted stock at the time of vesting and related payroll taxes were approximately $24 million. BNI expects to incur other costs related to the Merger, some of which will be included in the determination of the total purchase price.

    Consummation of the Merger is subject to approval by the Interstate Commerce Commission (ICC), approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. In connection with the ICC proceedings, on January 27, 1995, BNI and Santa Fe requested the ICC to adopt an expedited procedural schedule for reviewing the merger, based on a timetable the ICC had proposed to adopt for all major railroad mergers. On March 9, 1995, the ICC issued a schedule providing for a final decision on the merger application on or before August 23, 1995. Interested parties, including other railroads, shippers and state agencies, indicated their intent to participate in the ICC proceeding on April 10, 1995. Railroad and The Atchison, Topeka and Santa Fe Railway Company have entered into agreements with Union Pacific Railroad Company; Southern Pacific Transportation Company, The Denver Rio Grande Western Railroad Company, St. Louis Southwestern Railway Company and SPCSL Corp.; and Kansas City Southern Railway Company, among others, whereby those carriers agreed not to oppose the ICC's approval of the Merger in exchange for grants of certain trackage rights, haulage arrangements or other such arrangements.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.  Investment in Santa Fe Pacific Corporation

    On February 21, 1995, BNI completed the acquisition of 25 million shares of Santa Fe common stock at $20 per share. The transaction was financed through the $500 million Tender Offer Facility which had a weighted average interest rate of 6.935 percent at March 31, 1995.

    The investment in Santa Fe (Investment), which represents approximately 16 percent of the outstanding common stock of Santa Fe, is accounted for under the cost method and is classified as available for sale. As such, the carrying value is adjusted for changes in the fair value, as determined by quoted market prices, and any unrealized gain or loss is recorded, net of deferred income taxes, as a component of stockholders' equity. At March 31, 1995, the Investment was increased by $72 million reflecting an unrealized gain and stockholders' equity was increased by $44 million after deducting deferred income taxes of $28 million.

5.  Environmental reserves and other contingencies

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

    Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, BN is potentially liable for the cost of clean-up of various contaminated sites identified by the United States Environmental Protection Agency and other agencies. BN has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 80 sites (the PRP sites) and, in many instances, is one of several PRPs. BN generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, BN can be held jointly and severally liable for all environmental costs associated with a site.

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

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    subsequent periods. BN conducts an ongoing environmental contingency analysis, which considers a combination of factors, including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and ability to pay for clean-up by other PRPs, and historical trend analyses.

    BN is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, at which BN is being asked to participate in the clean-up of the sites contaminated by material discharged into the environment. BN paid approximately $5 million during the three months ended March 31, 1995 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. Recoveries received from insurance companies, net of legal costs incurred, were approximately $5 million during the three months ended March 31, 1995. At this time, BN estimates that it will spend approximately $110 million in future years to remediate and restore all known sites, including $105 million pertaining to mandated sites, of which approximately $75 million relates to the PRP sites. Of the $110 million, BN estimates that it will spend $25 million during the remainder of 1995. Also, BN anticipates that the majority of the $110 million will be paid out over a period of less than seven years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At March 31, 1995, 24 sites accounted for approximately $80 million of the accrual and no individual site was considered to be material.

    Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At March 31, 1995, BN had accrued approximately $110 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. BN's best estimate of unasserted claims was approximately $5 million as of March 31, 1995. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.  Hedging activities

    BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. As of March 31, 1995, BN had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 105 million gallons which BN had committed to purchase was approximately 51 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, BN held petroleum futures contracts representing approximately 86 million gallons at an average price of approximately 49 cents per gallon. These contracts have expiration dates ranging from April to November 1995.

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

7.  Other income (expense), net

    Other income (expense), net includes the following (in millions):

                                                   Three Months Ended
                                                       March 31,
                                                     1995      1994

    Gain on property dispositions.............      $    2    $    2
    Interest income...........................           1         1
    Loss on sale of receivables...............           -        (2)
    Miscellaneous, net........................           -        (2)
    Total.....................................      $    3    $   (1)

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

Capital Resources and Liquidity

Cash from operations and other resources

Cash generated from operations is BN's principal source of liquidity and is primarily used for dividends and capital expenditures. For the first three months of 1995, cash provided by operating activities increased $20 million when compared with the first three months of 1994. This increase was attributable to a $31 million increase in net income, a noncash charge to earnings of $22 million related to restricted stock which vested upon stockholder approval of the proposed merger with Santa Fe Pacific Corporation (Santa Fe), a $26 million decrease in accounts receivable and increases in other miscellaneous sources. These increases were partially offset by a $76 million increase in the purchase of equipment held in "Other current assets" pending final financing arrangements. While current year cash from operations was sufficient to fund dividends, it was not sufficient to also completely fund capital expenditures and BNI's investment in Santa Fe; therefore, the balance was financed with debt. Available sources for financing needs are discussed below.

On February 6, 1995, BNI entered into a five-year $500 million unsecured bank credit facility (the Tender Offer Facility), whereby a group of banks agreed to finance BNI's purchase of shares of Santa Fe common stock. At BNI's option, borrowings and renewals thereof can be obtained either through a competitive bid or a standby procedure. Rates for borrowing under the standby procedure are, at BNI's option, based upon the selected term of the London Interbank Offered Rate (LIBOR) or certificate of deposit rate, plus in either case, a spread based upon BNI's senior unsecured debt ratings and the amount borrowed under the Tender Offer Facility, or an alternative base rate. On February 21, 1995, BNI borrowed $500 million under the Tender Offer Facility, which had a weighted average interest rate of 6.935 percent at March 31, 1995. The proceeds were used to acquire 25 million shares of Santa Fe common stock at $20 per share.

Railroad maintains an effective program for the issuance, from time to time, of commercial paper. These borrowings are supported by Railroad's bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing available borrowings under these agreements. The bank revolving credit agreements allow borrowings of up to $300 million on a short-term basis and $500 million on a long-term basis. Annual facility fees are currently 0.10 and 0.1875 percent, respectively, and are subject to change based upon changes in Railroad's senior secured debt ratings. At Railroad's option, borrowings can be obtained through either a competitive bid or a standby procedure. Rates for borrowings under the standby procedure are, at Railroad's option, based upon LIBOR or certificate of deposit rate, plus in either case, a spread based upon Railroad's senior secured debt ratings, or an alternate base rate. The agreements are currently scheduled to expire on May 3, 1996 and May 6, 1999, respectively. The maturity value of commercial paper outstanding at March 31, 1995 was $210 million, leaving a total of $90 million

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

of the short-term revolving credit agreement available and $500 million of the long-term revolving credit agreement available. The maturity value of commercial paper outstanding at December 31, 1994 was $91 million.

In 1993, BN entered into an agreement to acquire 350 alternating current traction motor locomotives. In December 1994, the number of locomotives to be acquired under this agreement was increased to 404. As of March 31, 1995, BN had accepted delivery of 174 locomotives and anticipates additional deliveries under this agreement of approximately 70 units in 1995 as well as deliveries of between approximately 60 and 100 each year for 1996 and 1997. Future cash from operations during this strategic investment period may not, at times, be sufficient to completely fund dividends as well as capital expenditures and strategic investments. Therefore, these requirements will likely be financed using a combination of sources including, but not limited to, cash from operations, operating leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

BNI continues to maintain an effective registration statement on Form S-3 with the Securities and Exchange Commission which will allow for the issuance from time to time of up to $350 million aggregate principal amount of debt securities.

Capital expenditures and resources

A breakdown of capital expenditures is set forth in the following table (in millions):

Three months ended March 31,                           1995          1994

Road, roadway structures and real estate..........     $117          $ 81
Equipment.........................................       32            21
Total.............................................     $149          $102

Capital roadway expenditures during the first quarter of 1995 increased when compared with the first quarter of 1994 as a result of extensive capacity expansion projects and favorable weather conditions. BN projects 1995 capital spending to remain at a level comparable to 1994. As discussed in "Cash from operations and other resources," BN has a commitment to acquire 404 alternating current traction motor locomotives through 1997, of which 174 had been accepted as of March 31, 1995. Also, BN will continue its implementation of several strategic initiatives for transportation network management using information systems technology. These commitments will likely be financed using a combination of sources including, but not limited to, cash from operations, operating leases, debt issuances and other miscellaneous sources. Each financing decision will be based upon the most appropriate alternative available.

In addition to capital expenditures, BN continues to utilize operating leases to fulfill certain equipment requirements. The method used to finance equipment will depend upon current market conditions and other factors. In both the first quarter of 1995 and 1994, BN acquired new equipment to be financed through long-term operating leases which were primarily for alternating current traction motor locomotives.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dividends

Common stock dividends declared for the first quarter of 1995 and 1994 were $.30 per common share. Dividends paid on common and preferred stock were $32 million during each of the quarters ended March 31, 1995 and 1994. BNI expects to continue its current policy of paying regular quarterly dividends on its common and preferred stock; however, dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors.

Capital structure

BN's ratio of total debt to total capital was 50 percent at March 31, 1995 compared with 45 percent at December 31, 1994. This increase is substantially attributable to BNI financing its purchase of 25 million shares of Santa Fe common stock with debt of $500 million.

Results of Operations

Three months ended March 31, 1995 compared with three months ended March 31,
1994

BN recorded net income for the first quarter of 1995 of $108 million ($1.14 per common share, primary on 90.3 million shares and $1.10 per common share, fully diluted, on 97.9 million shares) compared with net income of $77 million ($.79 per common share, primary and fully diluted, on 90.3 million shares and 97.6 million shares, respectively) for the same period in 1994. Results for 1995 were reduced by approximately $31 million of merger-related expenses, which included nonrecurring operating expenses of $27 million primarily due to the vesting of restricted stock and $4 million of interest expense. The corresponding reduction in net income was approximately $19 million, or $.20 per common share, primary and fully diluted. Results for 1994 were reduced by a $10 million, or $.11 per common share, net of tax, cumulative effect of an accounting change for postemployment benefits.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

The following table presents BN's revenue information by Railroad business unit and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
Three months ended March 31,             1995     1994      1995       1994     1995        1994
                                         (In Millions)       (In Millions)         (In Cents)
Coal....................                $  454   $  418    39,368     32,502     1.15        1.29
Agricultural Commodities                   261      191    12,626      7,771     2.07        2.46
Intermodal..............                   189      178     6,359      5,897     2.97        3.02
Minerals................                    86       86     3,372      3,407     2.55        2.52
Food....................                    75       70     2,739      2,471     2.74        2.83
Metals..................                    75       65     3,222      2,932     2.33        2.22
Chemicals...............                    72       65     2,673      2,289     2.69        2.84
Wood....................                    67       66     3,180      3,153     2.11        2.09
Paper...................                    51       51     1,695      1,678     3.01        3.04
Vehicles & Machinery....                    47       47       691        628     6.80        7.48
Shortlines and other....                   (30)     (27)   (2,930)    (2,223)       -           -
Total...................                $1,347   $1,210    72,995     60,505     1.85        2.00

Total revenues for the first quarter of 1995 were $1,347 million compared with $1,210 million for the same period in 1994. The $137 million increase was primarily due to improved Agricultural Commodities and Coal revenues.

Coal revenues improved $36 million during the first quarter of 1995 due to higher traffic levels caused primarily by increased demand for low-sulfur coal from the Powder River Basin. Partially offsetting the increase was a decline in yields as a result of continuing competitive pricing pressures in contract negotiations and a change in traffic mix.

Revenues from the transportation of Agricultural Commodities during the first quarter of 1995 were $70 million greater than the first quarter of 1994. The increase was principally caused by improvements in corn and soybean revenues of $70 million and $16 million, respectively, partially offset by decreases in wheat and barley revenues of $14 million and $5 million, respectively. Both corn and soybean revenues benefited primarily from volume increases. The higher volumes resulted from increased crop production, stronger export demand and favorable weather during the first quarter of 1995. Wheat revenues declined due to weaker export demand while barley revenues decreased as corn displaced barley in certain markets.

Intermodal and Metals revenues increased $11 million and $10 million, respectively, when compared with the first quarter of 1994. The improvement in Intermodal revenues was largely due to an $11 million increase in

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Intermodal-international revenues which was the continued result of new business and growth of existing business. The improvement in Metals revenues resulted primarily from increased taconite and coal coke and steel revenues. Taconite and coal coke revenues benefited from resumed production at a plant that was closed during the first quarter of 1994 due to a labor strike. Improved steel revenues resulted primarily from increases in price and average length of haul.

Revenues for Food and Chemicals increased $5 million and $7 million, respectively. The increase in Food revenues resulted primarily from higher traffic levels for bulk food products, farm products and oils. Chemicals revenues also benefited from higher volumes.

First quarter revenues for Minerals, Wood, Paper, and Vehicles & Machinery were relatively flat compared with the first quarter of 1994. Shortlines and other, which are a net reduction of revenues, were also relatively flat when compared with the first quarter of 1994.

Expenses

Total operating expenses for the first quarter of 1995 were $1,130 million compared with expenses of $1,028 million for the same period in 1994. Despite the addition of $27 million of merger-related operating expenses during the first quarter of 1995, the operating ratio was 84 percent, an improvement of one percentage point compared with an operating ratio of 85 percent for the first quarter of 1994. Excluding the merger-related operating costs of $27 million, the operating ratio for the first quarter of 1995 was 82 percent, an improvement of 3 percentage points over the first quarter of 1994.

Compensation and benefits expenses were $42 million greater compared with the first quarter of 1994. Increased traffic levels as well as a four percent basic wage increase for union represented employees effective July 1994 caused increased wages and related payroll taxes of approximately $20 million. A $7 million increase in health and welfare costs for union employees, due to increases in employment levels and insurance premium rates and increased incentive compensation expense also contributed to the higher compensation and benefits expenses.

Fuel expenses for the quarter were $15 million higher compared with 1994 primarily due to increased consumption on higher traffic levels. The average price paid for diesel fuel increased 2.1 cents per gallon to 57.6 cents per gallon in the first quarter of 1995 but this increase was offset by improved operating efficiency.

Materials expenses for the first quarter of 1995 decreased $5 million compared with 1994. This decrease was primarily due to a decrease in car repair expense in 1995 and higher locomotive and track materials costs in 1994 resulting from the severe winter weather.

Equipment rents expenses were $10 million higher than the first quarter of 1994 principally due to a larger fleet of leased freight cars in 1995 as well as a continued increase in the leasing of locomotives to meet power

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

requirements. These increases were partially offset by decreased payments for failure to achieve service commitments compared with 1994 as BN improved its service in 1995.

Purchased services for the quarter decreased $13 million from the first quarter of 1994. The most significant contributing factors were lower environmental remediation expenses, net of recoveries received, higher car repair billings to third parties and lower derailment-related expenses paid to outside contractors.

Depreciation expense for the first three months of 1995 was $12 million higher than the same period in 1994 due to higher traffic levels and an increase in the asset base.

Other operating expenses were $41 million higher compared with the first quarter of 1994. Approximately $27 million of the increase was due to expenses associated with the proposed merger, primarily due to the vesting of restricted stock. Increased derailment expenses of approximately $6 million and increased moving expenses, due to the completion of the centralized train dispatching facility in the first quarter of 1995, also contributed to the higher other operating expenses. These increases were partially offset by a $5 million decrease in costs associated with personal injury claims.

Interest expense for the quarter increased $4 million compared with the first quarter in 1994, due to a higher average outstanding debt balance in 1995 principally resulting from the $500 million unsecured debt incurred to finance the acquisition of the investment in Santa Fe.

Other income (expense), net was $4 million higher in the first quarter of 1995 compared with the same period in 1994. This increase in income was due primarily to the elimination of losses on the sale of accounts receivable in 1995 as the sales agreement expired in December 1994.

The effective tax rate was 39.0 percent for 1995 compared with 38.7 percent for the first quarter of 1994.

Other Matters

Proposed merger

As of June 29, 1994, BNI and Santa Fe entered into an Agreement and Plan of Merger (the Original Agreement) pursuant to which, on the terms and conditions set forth in the Original Agreement, Santa Fe would merge (the Merger) with and into BNI, and BNI would be the surviving corporation and each share of Santa Fe common stock would be converted into 0.27 of a share of BNI common stock. The Original Agreement was subsequently amended as of October 26, 1994, December 18, 1994 and January 24, 1995. The Original Agreement, as so amended, is referred to as the Merger Agreement. Pursuant to the Merger Agreement, Santa Fe is to merge with and into BNI with each share of Santa Fe common stock to be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock. The exchange ratio will vary based on the number of additional shares of Santa Fe common stock repurchased by Santa Fe in the

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

repurchase program referred to below (the Repurchase Program). Stockholders of BNI and Santa Fe approved the Merger Agreement at special stockholders' meetings held on February 7, 1995.

Also pursuant to the Merger Agreement, on December 23, 1994, BNI and Santa Fe commenced tender offers (together, the Tender Offer) to acquire 25 million and 38 million shares of Santa Fe common stock, respectively, at $20 per share in cash. The Tender Offer expired at midnight, Eastern Standard Time, on February 8, 1995, with approximately 111.6 million shares of Santa Fe common stock tendered. As 63 million shares of Santa Fe common stock in the aggregate were accepted for payment by BNI and Santa Fe, tenders by Santa Fe
stockholders were subject to proration.   The final proration factor for the
Tender Offer was approximately 56.5 percent.

On February 6,1995, BNI entered into the $500 million Tender Offer Facility, whereby a group of banks agreed to finance BNI's purchase of shares of Santa Fe common stock in the Tender Offer. Funding of the Tender Offer was completed on February 21, 1995. At BNI's option, borrowings and renewals thereof can be obtained either through a competitive bid or a standby procedure. Rates for borrowing under the standby procedure are, at BNI's option, based upon the selected term of LIBOR or certificate of deposit rate, plus in either case, a spread based upon BNI's senior unsecured debt ratings and the amount borrowed under the Tender Offer Facility, or an alternative base rate.

As of March 31, 1995, Santa Fe had borrowed $1,000 million from a syndicate of financial institutions under a new credit agreement, of which $760 million was used for the Santa Fe tender offer and $240 million was used to replace existing Santa Fe debt and pay related expenses.

Under the Repurchase Program as set forth in the Merger Agreement, Santa Fe is permitted, at its discretion and subject to certain financial and performance criteria of Santa Fe set forth in its credit agreement and the Merger Agreement (including minimum cash flows, cash capital expenditures and maximum total debt), to repurchase up to 10 million shares of Santa Fe common stock prior to consummation of the Merger. The number of shares of BNI common stock to be issued in the Merger will not be affected by the number of additional shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. Accordingly, the exchange ratio of BNI common shares to be offered for each share of outstanding Santa Fe common stock upon consummation of the Merger would be set at not less than 0.40 and not more than 0.4347 shares. As of March 31, 1995, Santa Fe had repurchased approximately 1.4 million shares which would result in an exchange ratio of 0.4044 shares.

Pursuant to the Merger Agreement, two possible structures are available to complete the Merger. Using the current structure, each issued and outstanding share of Santa Fe common stock (other than shares of Santa Fe common stock held by Santa Fe as treasury stock or shares held by BNI, all of which will be cancelled) will be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock depending upon the number of additional shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program discussed above. BNI will be the surviving corporation. The Merger Agreement

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

provides that either BNI or Santa Fe may elect to effect the Merger through the use of a holding company (the Alternative Transaction Structure) as described below. BNI and Santa Fe have established BNSF Corporation (BNSF), a Delaware corporation, for such purpose. Under the Alternative Transaction Structure, BNSF would create two subsidiaries and one subsidiary would merge into BNI and one into Santa Fe. Each holder of BNI common stock would receive one share of BNSF common stock and each holder of Santa Fe common stock, excluding the Santa Fe common stock acquired by BNI in the Tender Offer and the Santa Fe common stock held by Santa Fe as treasury stock, would receive not less than 0.40 and not more than 0.4347 shares of BNSF common stock depending upon the number of additional shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program discussed above. The Santa Fe common stock acquired by BNI in the Tender Offer would remain outstanding and the Santa Fe common stock held by Santa Fe as treasury stock would be cancelled. The rights of each stockholder of BNSF would be substantially identical to the rights of a stockholder of BNI, and the Alternative Transaction Structure would have the same economic effect with respect to the stockholders of BNI and Santa Fe as the Merger in its current structure. BNI and Santa Fe have included the option of effecting the Alternative Transaction Structure in order to ensure that the transactions contemplated by the Merger Agreement qualify as tax-free transactions for United States federal income tax purposes. The Merger will be accounted for under the purchase method of accounting upon consummation, and BNI's investment will be included in the purchase price.

As is typical in the context of a merger, certain benefits of officers and employees vested upon approval of the Merger by the stockholders of BNI and Santa Fe. In particular, on February 7, 1995, restrictions previously placed upon certain BNI stock grants lapsed and the previously unearned compensation relating to such restricted stock, included in BNI stockholders' equity, was charged to expense. The unearned compensation relating to restricted stock at the time of vesting and related payroll taxes were approximately $24 million. BNI expects to incur other costs related to the Merger, some of which will be included in the determination of the total purchase price.

Consummation of the Merger is subject to approval by the Interstate Commerce Commission (ICC), approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. In connection with the ICC proceedings, on January 27, 1995, BNI and Santa Fe requested the ICC to adopt an expedited procedural schedule for reviewing the merger, based on a timetable the ICC had proposed to adopt for all major railroad mergers. On March 9, 1995, the ICC issued a schedule providing for a final decision on the merger application on or before August 23, 1995. Interested parties, including other railroads, shippers and state agencies, indicated their intent to participate in the ICC proceeding on April 10, 1995. Railroad and The Atchison, Topeka and Santa Fe Railway Company have entered into agreements with Union Pacific Railroad Company; Southern Pacific Transportation Company, The Denver Rio Grande Western Railroad Company, St. Louis Southwestern Railway Company and SPCSL Corp.; and Kansas City Southern Railway Company, among others, whereby those carriers agreed not to oppose the ICC's approval of the Merger in exchange for grants of certain trackage rights, haulage arrangements or other such arrangements.

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

Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, BN is potentially liable for the cost of clean-up of various contaminated sites identified by the United States Environmental Protection Agency and other agencies. BN has been notified that it is a potentially responsible party
(PRP) for study and clean-up costs at approximately 80 sites (the PRP sites) and, in many instances, is one of several PRPs. BN generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, BN can be held jointly and severally liable for all environmental costs associated with a site.

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

BN is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, at which BN is being asked to participate in the clean-up of the sites contaminated by material discharged into the environment. BN paid approximately $5 million during the three months ended March 31, 1995 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. Recoveries received from insurance companies, net of legal costs incurred, were approximately $5 million during the three months ended March 31, 1995. At this time, BN estimates that it will spend approximately $110 million in future years to remediate and restore all known sites, including $105 million pertaining to mandated sites, of which approximately $75 million relates to the PRP sites. Of the $110 million, BN estimates that it will spend $25 million during the remainder of 1995. Also, BN anticipates that the majority of the $110 million will be paid out over a period of less than seven years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At March 31, 1995, 24 sites accounted for approximately $80 million of the accrual and no individual site was considered to be material.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities for environmental costs represent BN's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At March 31, 1995, BN had accrued approximately $110 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. BN's best estimate of unasserted claims was approximately $5 million as of March 31, 1995. Although recorded liabilities include BN's best estimates of all costs, without reduction for anticipated recovery from insurance, BN's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on BN's consolidated financial position, cash flow or liquidity.

Hedging activities

BN has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. As of March 31, 1995, BN had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date.
The average price of the approximately 105 million gallons which BN had committed to purchase was approximately 51 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, BN held petroleum futures contracts representing approximately 86 million gallons at an average price of approximately 49 cents per gallon. These contracts have expiration dates ranging from April to November 1995.

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

Labor agreements currently in effect for unions other than Yardmasters include provisions which prohibited the parties from serving notices to change wages, benefits, rules and working conditions prior to November 1, 1994. The next wage adjustment stipulated by the existing agreements is scheduled for July 1995 unless new agreements are reached by the parties prior to that time. The adjustment called for by the contract is a cost of living increase dependent upon changes in the Consumer Price Index not to exceed three percent.

BN joined with the other railroads to negotiate with the unions on a multi-employer basis on November 1, 1994. At that time, all unions were served proposals for productivity improvements as well as other changes. Thereafter, unions also served notices on the railroads which proposed not only increasing wages and benefits but also restoring many of the restrictive work rules and practices that were modified or eliminated under the current agreements. A number of the unions are also challenging the railroads' right to negotiate on a multi-employer basis and the issue is currently pending in Federal District Court in Washington, D.C.

At this time, the railroads and most of the unions are proceeding in direct negotiations on the proposals. Negotiations with three unions are in mediation. The National Mediation Board has scheduled meetings with two of the unions. The ultimate outcome of the negotiations cannot be predicted.

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

On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost Standards in assessing the reasonableness of Railroad's wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by Railroad exceeded the stand alone costs of transporting that traffic and that Railroad's rates were unreasonably high. Railroad filed its evidence March 29, 1995, showing that the stand alone costs of transporting the traffic exceeded the revenue derived by Railroad on that traffic and that consequently, its rates were not unreasonably high. Plaintiffs are to file their rebuttal evidence on July 27, 1995.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                           PART II OTHER INFORMATION

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

On November 18, 1994, the jury rendered a verdict denying plaintiff's request for prospective rate relief and that plaintiff take nothing on its principal claims of "gross inequity." However, Railroad was assessed damages approximating $56 million relating to plaintiff's alternative claim of unjust enrichment. On January 20, 1995, the trial court rendered a judgment on the verdict in an amount approximating $74 million, which included attorneys' fees and interest. The judgment further awarded post judgment interest at 10 percent per annum and issued declaratory orders pertaining to the two contracts. Railroad has appealed. In the opinion of outside counsel, Railroad has a substantial likelihood of prevailing on appeal, although no assurances can be given due to the uncertainties inherent in litigation. Railroad filed Notice of Appeal in the case on February 17, 1995 and posted a bond to stay enforcement of the judgment pending prosecution of all appeals.

Environmental Proceedings

United States Department of Justice

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

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                           PART II OTHER INFORMATION

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

On February 13, 1995, Railroad attended a settlement conference with the Department. The settlement conference was called and conducted by the United States Judge Magistrate for the Western District of Wisconsin. At the conference, a settlement was achieved. Pursuant to the compromise, Railroad will pay $1,500,000 to satisfy all claims by the United States for fines, penalties, response costs and natural resource damages. Railroad will also make a $100,000 contribution to a study (jointly approved by Railroad and the Department) regarding methods or procedures to improve rail safety and prevent derailments. In return for these payments, the United States will release Railroad from all claims arising out of the three derailments and provide Railroad contribution protection against claims by other responsible parties who may later be pursued by the government for their liability arising from the derailments.

A consent decree confirming the settlement has been drafted, agreed to and signed by the parties. The consent decree has been submitted to the court for approval and is subject only to the public comment procedure for settlements of this kind. Railroad believes final approval of the settlement is highly probable.

State of Illinois

By letter dated January 5, 1995, the State of Illinois (the State) notified Railroad and Beazer East, Inc. (Beazer) that it was preparing to file a complaint against them for the recovery of penalties associated with alleged violations of the Resource Conservation and Recovery Act (RCRA) at the Galesburg Wood Treating Superfund Site in Galesburg, Illinois. The State has informally alleged that it is seeking penalties in excess of $100,000. The exact amount of the State's demand is unknown as Railroad has not been provided with formal notice or detail to support the State's demand.

The alleged RCRA violations stem from Railroad's responsibility at the site as it relates to contamination resulting from the operation of the wood treating facility from 1907 to 1966 and its status as owner from 1966 to the present. Koppers Company, Inc. (now Beazer East, Inc.) and subsequently Koppers Industries, Inc. operated the facility from 1966 to the present. In March 1985, under the Comprehensive Environmental Response Compensation and Liability Act, Railroad and Koppers Company, Inc. entered into a Consent Order to perform a Remedial Investigation and Feasibility Study (RI/FS). Following completion and submission of a RI Report and FS Report, the Illinois Environmental Protection Agency (IEPA) reached a final decision on a remedial action plan on June 29, 1989, and obtained concurrence from the United States Environmental Protection Agency on June 30, 1989. The IEPA then proceeded to negotiate with Railroad and Beazer to implement the remedial action plan. In June 1994, the IEPA settled its claims against Railroad and Beazer for

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                           PART II OTHER INFORMATION

implementing the final remedial action plan in People v. Koppers Company, Inc., No. 83-CH-92, (9th Circuit Court, Knox County, Illinois), by entering into a Consent Order effective August 30, 1994. Railroad and Beazer agreed in the Consent Order to undertake certain other obligations but specifically to implement the final remedial action plan. However, the Consent Order did not resolve certain alleged RCRA violations which occurred prior to 1985.

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

In the Consolidated and Amended Complaint, plaintiffs ask the court to order Santa Fe's directors to carry out their fiduciary duties to plaintiffs; enjoin consummation of the Merger; order the Santa Fe directors to explore alternative transactions and to negotiate in good faith with all interested persons, including Union Pacific Corporation (UP); order the Santa Fe directors to provide access to information concerning Santa Fe or the Merger to any bona fide bidder, including UP; in the event the Merger is consummated, rescind the Merger and award rescissory damages; decree that the original merger agreement between BNI and Santa Fe (Original Agreement) has an implied right of termination in response to a superior offer for Santa Fe or, in the alternative, invalidate the Original Agreement as unlawful for failing to include such a termination provision; award damages; order an accounting by defendants of all profits realized by them as a result of these wrongful actions and to hold these profits in a constructive trust pending the accounting; and award costs and disbursements including reasonable attorneys' and experts' fees.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                           PART II OTHER INFORMATION

On October 7, 1994, the stockholder plaintiffs moved the court for expedited discovery and an expedited hearing on their motions for a preliminary injunction on a schedule that would enable the motion to be heard and decided before Santa Fe's stockholders voted at a stockholders' meeting on November 18, 1994. On October 18, 1994, after receiving submissions from the parties, Vice Chancellor Jacobs denied plaintiffs' motion for expedited proceedings because plaintiffs had "failed to demonstrate a need for this Court to involve itself in this dispute before Santa Fe's stockholders decide whether or not to approve the Santa Fe-BNI merger."

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

On January 30, 1995, the Court of Chancery of the State of Delaware issued a written opinion denying the motions of the plaintiff stockholders for expedited proceedings and refusing to schedule a hearing on their motions for preliminary injunctions.

The stockholder plaintiffs have indicated that they intend to pursue their claims. The motions of BNI and Santa Fe to dismiss the stockholder action have been fully briefed and are pending before the Court of Chancery of the State of Delaware. Oral argument on the motions was heard on April 11, 1995, and the Court has not yet made a ruling. A trial has tentatively been scheduled to commence on July 12, 1995.

BNI believes the stockholder action is without merit and intends to oppose it vigorously.

In addition to the stockholder litigation described above, on October 6, 1994, UP filed in the Court of Chancery of the State of Delaware a lawsuit against Santa Fe, Santa Fe's directors and BNI (Union Pacific Corporation v. Santa Fe Pacific Corporation, C.A. No. 13778). This complaint alleged that Santa Fe's directors have breached their fiduciary duties by rejecting UP's merger proposal "out of hand," by refusing to negotiate with UP, and by threatening to bring suit against UP and its Chief Executive Officer. Numerous motions were made and other actions taken in connection with the UP litigation through January 1995. On January 31, 1995, UP withdrew its acquisition proposal for Santa Fe and, on February 24, 1995, agreed to dismiss its action against the defendants, including BNI, without prejudice.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                           PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The date of the special meeting was February 7, 1995.
     (b)  Not required.
     (c)  The following matter was voted on at the meeting:
          The Agreement and Plan of Merger dated as of June 29, 1994, between Burlington Northern Inc. and Santa Fe Pacific Corporation, as amended, (the Merger) was approved and adopted. A vote for the Merger also constituted a vote for the Alternative Transaction Structure.

     Affirmative         Negative                        Broker
        Votes             Votes        Abstentions      Nonvotes

      69,819,458       19,159,653*         236,287         None








      * 15,645,944 of the shares included in this number represent shares not present in person or by proxy at the special meeting. Failure to vote in this instance was recorded as a negative vote.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                           PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         The following exhibits are filed as part of this report:

                                                                         Page
         Designation              Nature of Exhibit                     Number

              2.1       Amendment No. 3, dated as of January 24, 1995,     *
                          between Burlington Northern Inc. (BNI) and
                          Santa Fe Pacific Corporation (Santa Fe) to
                          Agreement and Plan of Merger, dated as of June 29, 1994, between BNI and Santa Fe
                          (Form 8-K/A, dated January 24, 1995,
                          filed January 1995).

              2.2       Letter Agreement dated January 24, 1995,           *
                          among Burlington Northern Inc., Santa Fe
                          Pacific Corporation and Alleghany Corporation (Schedule 14D-1/A, Amendment No. 3, filed
                          January 1995).

              2.3       Letter Agreement dated January 24, 1995,           *
                          among Burlington Northern Inc., Santa Fe
                          Pacific Corporation and George McFadden
                          (Schedule 14D-1/A, Amendment No. 3, filed
                          January 1995).

             10.1       5-Year Competitive Advance and Revolving Credit   **
                          Facility Agreement, dated as of February 6,
                          1995, between Burlington Northern Inc. and a consortium of lenders.

             10.2       Employment Agreement, dated January 5, 1995,      **
                          between Burlington Northern Railroad
                          Company and the Honorable Allan B. Swift.

             11         Computation of earnings per common share.         **

             12         Computation of ratio of earnings to fixed         **
                          charges.

             27         Financial Data Schedule.                          **



   * Exhibit is incorporated by reference as indicated.
  ** Exhibit is filed with Form 10-Q for the quarter ended March 31, 1995.

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                           PART II OTHER INFORMATION

     B.  Reports on Form 8-K

         During the period, a report on Form 8-K, dated January 19, 1995, was filed attaching a press release of Burlington Northern Inc. (BNI) dated January 19, 1995 announcing its fourth quarter and annual earnings.

         During the period, a report on Form 8-K, dated January 24, 1995, as amended on Form 8-K/A, dated January 24, 1995, was filed attaching a press release dated January 24, 1995 announcing the execution of Amendment No. 3 to the Agreement and Plan of Merger (the Merger), dated as of June 29, 1994, between BNI and Santa Fe Pacific Corporation and announcing the agreement with Alleghany Corporation and George McFadden to vote in favor of adoption of the Merger. Supplemental joint proxy materials relating to the Merger which were mailed to stockholders on or about January 26, 1995 were also attached.

         Items 2, 3 and 5 of Part II were not applicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Burlington Northern Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 1995.



                               BURLINGTON NORTHERN INC.




                               By:  /s/ David C. Anderson
                                    Executive Vice President,
                                      Chief Financial Officer and
                                      Chief Accounting Officer

                   BURLINGTON NORTHERN INC. and SUBSIDIARIES

                                 Exhibit Index

                                                                   Sequentially
Exhibit                                                              Numbered
Number                     Description                                 Page

  10.1                    5-Year Competitive Advance and
                          Revolving Credit Facility
                          Agreement, dated as of February 6,
                          1995, between Burlington Northern
                          Inc. and a consortium of lenders.

  10.2                    Employment Agreement, dated January 5,
                          1995, between Burlington Northern Railroad
                          Company and the Honorable Allan B. Swift.

  11                      Computation of earnings per
                          common share.

  12                      Computation of ratio of
                          earnings to fixed charges.

  27                      Financial Data Schedule.