Form 10-Q
period 1996-03-31
BURLINGTON NORTHERN INC/DE/
filed 1996-05-15
CIK 351979

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

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


                                                 Shares Outstanding
            Class                               as of April 30, 1996
Common stock, $1.00 par value*                      2,007 shares


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
                                 (UNAUDITED)



                                          Three Months Ended
                                               March 31,
                                             1996    1995
                                            ------  ------

Revenues                                    $1,321  $1,347

Operating expenses:
  Compensation and benefits                    455     483
  Purchased services                            99     113
  Depreciation and amortization                104     107
  Equipment rents                              124     116
  Fuel                                         106      98
  Materials and other                          180     193
  Merger, severance and asset charge             -      32
                                            ------  ------
    Total operating expenses                 1,068   1,142
                                            ------  ------

Operating income                               253     205
Equity in earnings of SFP                       11       -
Interest expense                                41      43
Other income (expense), net                      1       3
                                            ------ -------
Income before income taxes                     224     165
Income tax expense                              82      64
                                            ------ -------
Income before cumulative effect of
  change in accounting method                  142     101
Cumulative effect of change in
  accounting method, net of tax                  -    (100)
                                            ------  ------
Net income                                  $  142  $    1
                                            ======  ======



See accompanying notes to consolidated financial statements.

                  BURLINGTON NORTHERN INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                                  March 31, December 31,
ASSETS                                               1996       1995
                                                  ---------  ---------

Current assets:
  Cash and cash equivalents                       $     24   $     42
  Accounts receivable, net                             593        566
  Materials and supplies                               157        136
  Current portion of deferred income taxes             174        174
  Other current assets                                  31         38
                                                  ---------  ---------
    Total current assets                               979        956

Property and equipment, net                          6,710      6,566
Investment in Santa Fe Pacific Corporation             567        556
Other assets                                           306        323
                                                  ---------  ---------
    Total assets                                  $  8,562   $  8,401
                                                  =========  =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities  $  1,337   $  1,400
  Long-term debt and commercial paper due
    within one year                                    105         33
                                                  ---------  ---------
    Total current liabilities                        1,442      1,433

Long-term debt and commercial paper                  1,416      1,709
Deferred income taxes                                1,293      1,245
Advance from parent, net                               691        460
Casualty and environmental reserves                    425        417
Employee merger and separation costs                   254        257
Other liabilities                                      667        648
                                                  ---------  ---------
    Total liabilities                                6,188      6,169
                                                  ---------  ---------

Commitments and Contingencies

Stockholder's equity:
  Common stock and additional paid-in capital        1,797      1,797
  Retained earnings                                    596        454
  Other                                                (19)       (19)
                                                  ---------  ---------
    Total stockholder's equity                       2,374      2,232
                                                  ---------  ---------
    Total liabilities and stockholder's
      equity                                      $  8,562   $  8,401
                                                  =========  =========


See accompanying notes to consolidated financial statements.

                  BURLINGTON NORTHERN INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                      Three Months Ended
                                                           March 31,
                                                         1996    1995
                                                        ------  ------

Operating Activities:
  Net income                                            $ 142   $   1
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting method      -     100
      Depreciation and amortization                       104     107
      Deferred income taxes                                48      17
      Merger, severance and asset charge                    -      32
      Employee merger and separation costs paid           (32)     (9)
      Other, net                                           31     (11)
      Change in working capital                           (70)   (157)
                                                        ------  ------
Net cash provided by operating activities                 223      80
                                                        ------  ------

Investing Activities:
  Cash used for capital expenditures                     (234)   (161)
  Investments in Santa Fe Pacific Corporation               -    (500)
  Other, net                                               (2)      4
                                                        ------  ------
Net cash used for investing activities                   (236)   (657)
                                                        ------  ------

Financing Activities:
  Net increase (decrease) in commercial paper            (224)    119
  Proceeds from issuance of long-term debt                  -     510
  Advances from parent                                    231       -
  Payments on long-term debt                              (12)    (23)
  Dividends paid                                            -     (32)
  Other, net                                                -       1
                                                        ------  ------
Net cash provided by (used for) financing activities       (5)    575
                                                        ------  ------

Decrease in cash and cash equivalents                     (18)     (2)
Cash and cash equivalents:
  Beginning of period                                      42      27
                                                        ------  ------
  End of period                                         $  24   $  25
                                                        ======  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized             $  36   $  37
  Income taxes paid, net of refunds                         2       2
  Assets financed through capital lease obligations        13       -


See accompanying notes to consolidated financial statements.

                  BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern Inc. (BNI) Annual Report on Form 10-K and the Burlington Northern Santa Fe Corporation (BNSF) Annual Report on Form 10-K for the year ended December 31, 1995. The principal subsidiary of BNI is Burlington Northern Railroad Company (BNRR), additionally BNI maintains a 17 percent ownership interest in Santa Fe Pacific Corporation (SFP) which is an indirect wholly owned subsidiary of BNSF.

As a result of a business combination, SFP became an indirect wholly-owned subsidiary of BNSF on September 22, 1995. Subsequent to that time, BNSF has begun to consolidate operations of BNI's and SFP's railroad subsidiaries, BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF), although to date, the railroad subsidiaries have not merged. The consolidation of operations includes a single management team, as well as the combination of certain information systems and certain operations. The first quarter results presented in these financial statements include the effects of allocations of certain expenses between BNI and SFP which are no longer distinguishable by each separate company. Management believes that these allocations represent the best estimates of costs to each company. If the railroad subsidiaries are not merged, estimates related to the allocation of costs will become more significant as the combination of systems and operations progresses during 1996.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNI's financial position as of March 31, 1996 and December 31, 1995 and the results of operations for the three month periods ended March 31, 1996 and 1995 and cash flows for the three month periods ended March 31, 1996 and 1995 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

Certain prior year data has been reclassified to conform to the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $344 million are included in the consolidated balance sheet at March 31, 1996. During the first quarter of 1996, the Company paid $32 million of employee, merger and separation costs.

At March 31, 1996, approximately $90 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years. Results for the first quarter of 1995 were reduced by $32 million of employee merger related expenses principally related to restricted stock which vested upon approval of the merger by BNI shareholders.

Certain merger and separation costs, including relocation costs associated with clerical employees, will be recorded as operating expenses in 1996 and future periods. The ultimate timing and magnitude of any such future expense is presently unknown.

3. Accounting change

Effective January 1, 1995, BNI changed its method of accounting for periodic major locomotive overhauls. Under the new method, costs of owned locomotives relating to components requiring major overhaul are depreciated, on a straight-line basis, to the first major overhaul date. The remaining cost of the owned locomotive is depreciated, on a straight-line basis, over the estimated economic life of the locomotive. The cost of overhauls on owned units are then capitalized when incurred and depreciated, on a straight-line basis, until the next anticipated overhaul. In addition, estimated costs for major overhauls on leased units are accrued on a straight-line basis over the life of the leases. BNI previously expensed locomotive overhauls when the costs were incurred. The cumulative effect of this change on years prior to 1995 was a reduction in net income of $100 million, net of a $63 million tax benefit.

4. Environmental and other contingencies

BNI's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNI's operating procedures include practices to protect the environment from the environmental risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials.

Additionally, many of BNI's land holdings are and have been used for industrial or transportation related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNI is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNI has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 22 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNI may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNI may be held jointly and severally liable for all
environmental costs associated with a particular site.   If there are other
PRPs, BNI generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

BNI is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 170 sites, including the Superfund sites, at which it is being asked to participate in the study or clean-up of the alleged environmental contamination. BNI paid approximately $6 million during the three months ended March 31, 1996 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNI has accruals of approximately $115 million for remediation and restoration of all known sites, including $110 million pertaining to mandated sites, of which approximately $45 million relates to the Superfund sites. BNI anticipates that the majority of the accrued costs at March 31, 1996 will be paid over the next five years. No individual site is considered to be material.

Liabilities for environmental costs represent BNI's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNI's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNI's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period; therefore, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will not have a material adverse effect on BNI's consolidated financial position or liquidity.

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

BNI is a party to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNI, although an adverse resolution of a number of these items in a single period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

5. Hedging activities

BNI has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities. Additionally, this program includes exchange-traded petroleum futures contracts and various commodity swap and collar transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are being deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNI hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of March 31, 1996, BNI had entered into forward purchases for approximately 57 million gallons at an average price of approximately 49 cents per gallon and petroleum futures contracts representing approximately 36 million gallons at an average price of approximately 48 cents per gallon. These contracts have expiration dates ranging from April 1996 to October 1996.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNI's diesel fuel.

The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements. Unrealized gains from BNI's fuel hedging transactions were approximately $2 million at March 31, 1996. BNI monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

                  BURLINGTON NORTHERN INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Management's narrative analysis relates to the financial condition and results of operations of Burlington Northern Inc. and its majority-owned subsidiaries (collectively BNI). The principal subsidiary is Burlington Northern Railroad Company (BNRR). BNI is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

BNI recorded net income for the first three months of 1996 of $142 million compared with net income of $1 million for the first three months of 1995. Results for the first quarter of 1995 were reduced by a $100 million, after-tax charge for the cumulative effect of a change in accounting for locomotive overhauls.

REVENUES

The following table presents BNI's revenue information by commodity for the three months ended March 31, 1996 and 1995 and includes certain reclassifications of prior year information to conform to current year presentation.



                                                                Revenue
                                                  Revenue     Per Thousand
                                  Revenues       Ton Miles      Ton Miles
                              ----------------------------------------------
                                1996    1995    1996    1995   1996    1995
                              ----------------------------------------------
                              (In Millions)   (In Millions)

Intermodal                    $  162  $  182   5,603   6,099  $28.91  $29.84
Coal                             433     453  38,486  37,793   11.25   11.99
Agricultural Commodities         275     248  14,364  12,359   19.15   20.07
Chemicals                         83      77   3,386   3,053   24.51   25.22
Forest Products                  102     109   4,630   4,733   22.03   23.03
Consumer and Food Products        69      79   2,482   2,699   27.80   29.27
Metals                            74      71   3,537   3,108   20.92   22.84
Minerals and Ores                 57      56   2,448   2,489   23.28   22.50
Automotive                        39      37     412     528   94.66   70.07
                              ------  ------  ------  ------  ------  ------
Total Freight Revenues         1,294   1,312  75,348  72,861   17.17   18.01
Other Revenues                    27      35       -       -       -       -
                              ------  ------  ------  ------  ------  ------
Total Operating Revenues      $1,321  $1,347  75,348  72,861  $17.17  $18.01
                              ======  ======  ======  ======  ======  ======

Total revenues for the first three months of 1996 were $1,321 million compared with revenues of $1,347 million for the first quarter of 1995. The $26 million decrease was primarily due to severe weather conditions and related operating constraints which reduced business in the Pacific Northwest.

Intermodal revenues were $162 million for the 1996 first quarter compared with $182 million for the 1995 first quarter. The decrease of $20 million was due to a reduction in the number of carloadings in the 1996 first quarter due to severe weather conditions.

Coal revenues were $433 million during the first three months of 1996 compared with $453 million during the first three months of 1995. The decrease in Coal revenues was due to severe weather conditions and related operating constraints which reduced Powder River Basin traffic during the 1996 first quarter.

Agricultural Commodities revenue of $275 million for the 1996 first quarter were $27 million greater than revenues of $248 million for the 1995 first quarter. The increase is primarily due to higher average revenue per car reflecting stronger export demand.

Forest Products revenues decreased $7 million for the 1996 first quarter. This decrease was due to lower traffic levels for lumber.

Consumer and Food Products revenues were $69 million for the 1996 first quarter compared with revenues of $79 million for the first quarter of 1995. The decrease was due to lower carloadings, partially offset by an increase in average revenue per car.

EXPENSES/OTHER

Total operating expenses for the first quarter of 1996 were $1,068 million compared with operating expenses of $1,142 million for the 1995 first quarter. The operating ratio was 80.8 percent for the first quarter of 1996.
Excluding the merger, severance and asset charge of $32 million, the operating ratio was 82.4 percent for the 1995 first quarter.

Compensation and benefit expenses of $455 million for the 1996 first quarter were $28 million lower than the first quarter of 1995. The decrease was due to lower salaried employee cost due to reductions in salaried employees, partially offset by increased expenses due to severe weather.

Purchased services expenses for the 1996 first quarter of $99 million were $14 million lower than expenses of $113 million for the 1995 first quarter. The decrease is primarily attributable to lower intermodal-related expenses.

Equipment rents expenses for the first quarter of 1996 of $124 million was $8 million higher than the first quarter of 1995 primarily due to an increase in the number of leased freight cars.

Fuel expenses for the first quarter of 1996 were $106 million, an increase of $8 million higher than fuel expenses for the 1995 first quarter primarily due to an increase in the average price paid for diesel fuel.

Materials and other expenses of $180 million for the first quarter of 1996 decreased $13 million from expenses of $193 million for the 1995 first quarter due to operating synergies gained through the business combination, partially offset by higher costs associated with severe weather and derailments.

Equity in earnings of SFP of $11 million represent BNI's 17 percent ownership interest in SFP's income for the 1996 first quarter.


OTHER MATTERS

LABOR

Labor unions represent approximately 90 percent of BNI employees under collective bargaining agreements with 13 different labor organizations. BNI is actively involved in industry-wide labor contract negotiations which began in late 1994. Wages, health and welfare benefits, work rules and other issues are being negotiated for substantially all rail union employees. An agreement with the yardmasters union was reached in December 1994 with respect to wages, work rules and all other matters other than health and welfare benefits; health and welfare issues are being addressed at the national level and will apply to BNRR's approximately 250 yardmasters.

In December 1995, BNI's multi-employer bargaining representative, the National Carriers' Conference Committee ("NCCC"), reached a tentative agreement with the United Transportation Union ("UTU"), subject to UTU member ratification, resolving wage, benefit and work rule issues through 1999. In April 1996, the UTU members voted to reject the tentative agreement. However, the UTU and the NCCC agreed to accept binding arbitration of the settlement, thus averting any job action or service interruption over the issues being resolved. On May 8, 1996, an arbitration panel imposed the terms of the previously-reached tentative agreement on the NCCC and the UTU.

An agreement similar to the UTU agreement was reached in February 1996 with the Brotherhood of Locomotive Engineers ("BLE"). The results of the BLE membership ratification process should be known in late May 1996. A tentative agreement was recorded between the NCCC and the Brotherhood of Railway Signalman ("BRS") in May 1996. The results of the BRS ratification process should be known by the end of June 1996.

On April 5, 1996, the National Mediation Board ("NMB") proffered binding arbitration to the Transportation Communications Union ("TCU"); following the TCU's rejection of the NMB's proffer, the TCU was released from mediation on April 8, 1996. On April 15, 1996, the NMB proffered binding arbitration to the International Brotherhood of Electrical Workers ("IBEW"), the International Association of Machinists and Aerospace Workers ("IAM"), and the Sheet Metal Workers' International Association ("SMW"). All four unions rejected the NMB's proffer and were released from mediation on April 17, 1996.

On April 29, 1996, the NMB proffered binding arbitration to the Brotherhood of Maintenance of Way Employees ("BMWE"). The NCCC has agreed to accept binding arbitration but the BMWE is expected to reject the NMB's proffer. The BMWE and one other union are challenging the railroads' right to negotiate on a multi-employer basis and the issue is currently pending in federal district court in Washington, D.C.

The NMB's releases trigger the procedures under the Railway Labor Act, starting with a 30-day "cooling-off" period. Unless presidential emergency boards are appointed, which the NMB has recommended, the unions and the railroads would be free to engage in "self-help" remedies, such as a strike or lockout after the cooling-off periods expire. The appointment of presidential emergency boards by President Clinton would defer the possibility of an interruption of service for an additional 60 days, after which the parties could engage in self-help absent Congressional intervention. The TCU announced that it intended to strike one or more of the nation's major freight railroads on May 9, 1996 following the expiration of its cooling-off period. However, President Clinton appointed Presidential Emergency Board ("PEB") NO. 228 on May 8, 1996 to investigate and report on the dispute between the TCU and the NCCC. The PEB's report is due within 30 days. Another 30-day cooling-off period will commence after issuance of the report, after which the parties would be able to exercise their rights to self-help. A cooling-off period for the BMWE would commence if the BMWE rejects arbitration.

The ultimate outcome of negotiations cannot predicted. While there is the possibility of presidential or congressional intervention, or both, the potential exists for one or more work stoppages in the railroad industry in 1996 which may affect BNI. Existing collective bargaining agreements will remain in effect until new agreements are reached or until the Railway Labor Act's procedures are exhausted.

BNI is party to service interruption agreements under which it would be required to pay premiums of up to a maximum of approximately $70 million in the event of work stoppages on other railroads related to ongoing national bargaining. BNI is also entitled to receive payments under certain conditions if a work stoppage occurs on its property.

                  BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                          PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

COAL TRANSPORTATION CONTRACT LITIGATION

Reference is made to the discussion in the Burlington Northern Inc. (BNI) Report on Form 10-K for the fiscal year ended December 31, 1995 of the action filed by Southwestern Electric Power Company ("SWEPCO") against Burlington Northern Railroad Company ("BNRR") in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). BNRR had appealed the trial court's judgment (which approximated $74 million and contained other relief) to the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV), and SWEPCO had filed a notice of cross appeal. The matter was argued on April 23, 1996. By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNRR. SWEPCO was assessed costs of the appeal. SWEPCO may seek rehearing before the Court of Appeals and may further apply for discretionary review of the decision by the Texas Supreme Court.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

None

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




                           BURLINGTON NORTHERN INC.
                           (Registrant)




                           By:  /s/ Thomas N. Hund
                                Thomas N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                  principal accounting officer)




Schaumburg, Illinois
May 15, 1996

                  BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                                EXHIBIT INDEX



Exhibit           Nature of Exhibit

   27             Financial Data Schedule.