Form 10-Q
period 1996-09-30
BURLINGTON NORTHERN INC /DE/
filed 1996-11-14
CIK 351979

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from                       to
                      Commission file number     1-8159


                           BURLINGTON NORTHERN INC.
            (Exact name of registrant as specified in its charter)


             Delaware                                 41-1400580
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


2650 Lou Menk Drive
Fort Worth, Texas                                       76131
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


                                                 Shares Outstanding
            Class                               as of October 31, 1996
Common stock, $1.00 par value*                      2,007 shares


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
                                (UNAUDITED)



                                      Three Months Ended Nine Months Ended
                                         September 30,     September 30,
                                         1996    1995      1996    1995



Revenues                              $ 1,301  $ 1,389  $ 3,928  $ 4,025

Operating expenses:
  Compensation and benefits               419      439    1,309    1,366
  Purchased services                       87      119      292      363
  Depreciation and amortization           113      109      325      321
  Equipment rents                         119      114      366      346
  Fuel                                    108      103      324      301
  Materials and other                     147      160      476      494
  Merger, severance and asset charge        -      106        -      148
                                      -------  -------  -------  --------
    Total operating expenses              993    1,150    3,092    3,339
                                      -------  -------  -------  --------

Operating income                          308      239      836      686
Equity in earnings of SFP                  15       17       38       17
Interest expense                           39       49      119      142
Other income, net                           7        2        8       17
                                      -------  -------  -------  --------

Income before income taxes                291      209      763      578
Income tax expense                        113       82      296      226
                                      -------  -------  -------  --------
Income before cumulative effect of
  change in accounting method             178      127      467      352
Cumulative effect of change in
  accounting method, net of tax             -        -        -     (100)
                                      -------  -------  -------  --------
Net income                            $   178  $   127  $   467  $   252
                                      =======  =======  =======  ========




See accompanying notes to consolidated financial statements.

                  BURLINGTON NORTHERN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                              September 30,   December 31,
                                                      1996       1995


ASSETS
Current assets:

  Cash and cash equivalents                       $    100   $     42
  Accounts receivable, net                             646        566
  Materials and supplies                               129        136
  Current portion of deferred income taxes             174        174
  Other current assets                                  31         38
                                                  ---------  ---------
    Total current assets                             1,080        956

Property and equipment, net                          7,225      6,566
Investment in Santa Fe Pacific Corporation             589        556
Other assets                                           316        323
                                                  ---------  ---------
    Total assets                                  $  9,210   $  8,401
                                                  =========  =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities  $  1,465   $  1,400
  Long-term debt and commercial paper due
    within one year                                    107         33
                                                  ---------  ---------
    Total current liabilities                        1,572      1,433

Long-term debt and commercial paper                  1,505      1,709
Deferred income taxes                                1,421      1,245
Advance from parent, net                               693        460
Casualty and environmental reserves                    371        417
Employee merger and separation costs                   224        257
Other liabilities                                      725        648
                                                  ---------  ---------
    Total liabilities                                6,511      6,169
                                                  ---------  ---------

Commitments and Contingencies

Stockholder's equity:
  Common stock and additional paid-in capital        1,797      1,797
  Retained earnings                                    921        454
  Other                                                (19)       (19)
                                                  ---------  ---------
    Total stockholder's equity                       2,699      2,232
                                                  ---------  ---------
    Total liabilities and stockholder's
      equity                                      $  9,210   $  8,401
                                                  =========  =========

See accompanying notes to consolidated financial statements.

                  BURLINGTON NORTHERN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                              Nine Months Ended
                                                                September 30,
                                                               1996      1995
Operating Activities:

  Net income                                                  $ 467   $   252
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting method            -       100
      Depreciation and amortization                             325       321
      Deferred income taxes                                     176        35
      Merger, severance and asset charge                          -       148
      Employee merger and separation costs paid                 (87)      (58)
      Other, net                                                (43)       40
      Changes in working capital                                100        15
                                                              ------  --------
Net cash provided by operating activities                       938       853
                                                              ------  --------

Investing Activities:
  Cash used for capital expenditures                           (931)     (581)
  Investments in and advances to affiliates                       -      (791)
  Other, net                                                    (52)      (22)
                                                              ------  --------
Net cash used for investing activities                         (983)   (1,394)
                                                              ------  --------

Financing Activities:
  Net increase (decrease) in commercial paper                  (224)      524
  Proceeds from issuance of long-term debt                      105       522
  Payments on long-term debt                                    (21)     (421)
  Advances from parent                                          233         -
  Dividends paid                                                  -       (97)
  Proceeds from stock options                                     -        12
  Other, net                                                     10         3
                                                              ------  --------
Net cash provided by financing activities                       103       543
                                                              ------  --------

Increase in cash and cash equivalents                            58         2
Cash and cash equivalents:
  Beginning of period                                            42        27
                                                              ------  --------
  End of period                                               $ 100   $    29
                                                              ======  ========

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                   $  57   $   132
  Income taxes paid, net of refunds                               3       161
  Assets financed through capital lease obligations              13         4



 See accompanying notes to consolidated financial statements.

                  BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern Inc. (BNI) Annual Report on Form 10-K and the Burlington Northern Santa Fe Corporation (BNSF) Annual Report on Form 10-K for the year ended December 31, 1995. The principal subsidiary of BNI is Burlington Northern Railroad Company (BNRR). Additionally, BNI maintains a 17 percent ownership interest in Santa Fe Pacific Corporation (SFP) which is an indirect wholly-owned subsidiary of BNSF.

As a result of a business combination, SFP became an indirect wholly-owned subsidiary of BNSF on September 22, 1995. Subsequent to that time, as permitted by the Interstate Commerce Commission decision authorizing the business combination, BNSF has begun to consolidate operations of BNI's and SFP's railroad subsidiaries, BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF), although to date, the railroad subsidiaries have not merged. It is management's current plan to merge BNRR and ATSF in the near future. Additionally, management is currently considering a plan to merge BNI and SFP, which could take place as early as the end of 1996. The consolidation of operations includes a single management team, as well as the combination of certain information systems and certain operations. The third quarter and nine month results presented in these financial statements include the effect of allocations of expenses between BNI and SFP as they are no longer distinguishable by each separate company. Management believes that these allocations are reasonable.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNI's financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month period ended September 30, 1996 and 1995 have been included.

Certain prior year and prior period data has been reclassified to conform to the current period presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $295 million are included in the consolidated balance sheet at September 30, 1996. During the first nine months of 1996, the Company paid $87 million of employee, merger and separation costs.

At September 30, 1996, approximately $71 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years.

Certain merger and separation costs, primarily including relocation costs associated with clerical employees, have been recorded as operating expenses in 1996 and will continue to be recorded as operating expenses during the remainder of 1996 and future periods. The ultimate timing and magnitude of any such future expense is presently unknown.

Results for the first nine months of 1995 include $148 million of merger-related expenses principally related to employee separations and relocations and to restricted stock which vested upon approval of the merger by BNI shareholders.

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

BNI is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 185 sites, including the Superfund sites, at which it is being asked to participate in the study or clean-up of the alleged environmental contamination. BNI paid approximately $22 million during the first nine months of 1996 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNI has accruals of approximately $110 million for remediation and restoration of all known sites, including $105 million pertaining to mandated sites, of which approximately $40 million relates to the Superfund sites. BNI anticipates that the majority of the accrued costs at September 30, 1996, will be paid over the next five years. No individual site is considered to be material.

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

BNI expects it will become subject to future requirements regulating air emissions from diesel locomotives that may increase its operating costs. Proposed regulations applicable to new locomotive engines are expected to be issued by the U.S. Environmental Protection Agency by January 31, 1997, with final regulations to be promulgated by December 17, 1997. It is anticipated that these regulations will be effective for locomotive engines installed after 1999. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time, it is unknown whether California will adopt locomotive emission standards that may differ from federal standards.

BNI and its subsidiaries are a party to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNI, although an adverse resolution of a number of these items in a single period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

As of October 31, 1996, BNI had entered into forward purchases for approximately 11 million gallons at an average price of approximately 49 cents per gallon. These contracts have expiration dates of November and December 1996.

The above price does not include taxes, fuel handling costs and certain transportation costs.

The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted from time to time. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrealized gains from BNI's fuel hedging transactions were insignificant at September 30, 1996. BNI monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

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

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

BNI recorded net income for the first nine months of 1996 of $467 million compared with net income of $252 million for the first nine months in 1995. Results for the first nine months of 1995 reflect a $148 million pre-tax merger, severance and asset charge and a $100 million after-tax charge for the cumulative effect of a change in accounting for locomotive overhauls.


REVENUES
The following table presents BNI's revenue information by commodity for the nine months ended September 30, 1996 and 1995 and includes certain reclassifications of prior year information to conform to current year presentation.


                                                                  Revenue
                                                 Revenue        Per Thousand
                               Revenues         Ton Miles        Ton Miles
                             1996     1995     1996    1995     1996   1995
                             (In Millions)     (In Millions)

Intermodal                  $  493  $  551    16,878   18,151  $29.21  $30.36
Coal                         1,346   1,323   120,809  115,644   11.14   11.44
Agricultural Commodities       674     750    34,513   41,500   19.53   18.07
Chemicals                      287     269    11,794   11,201   24.33   24.02
Forest Products                314     321    14,910   14,823   21.06   21.66
Consumer and Food Products     216     231     7,892    8,436   27.24   27.38
Automotive                     112     112     1,440    1,593   78.47   70.31
Metals                         229     206    10,954    9,772   20.91   21.08
Minerals and Ores              170     166     6,811    6,879   24.96   24.13
                            ------  ------  --------  -------  ------  ------
Total Freight Revenues       3,841   3,929   226,001  227,999   17.00   17.23
Other Revenues                  87      96         -        -       -       -
                            ------  ------  --------  -------  ------  ------
Total Operating Revenues    $3,928  $4,025   226,001  227,999  $17.00  $17.23
                            ======  ======  ========  =======  ======  ======


Total revenues for the first nine months of 1996 were $3,928 million, a decrease of $97 million compared with revenues of $4,025 million for the first nine months of 1995.

Intermodal revenues were $493 million for the 1996 first nine months compared with $551 million for the 1995 first nine months. The decrease of $58 million was principally due to the reduction in the number of carloadings in the 1996 first quarter due to severe weather conditions in the Pacific Northwest.

Agricultural Commodities revenue of $674 million for the 1996 first nine months were $76 million lower than revenues of $750 million for the 1995 first nine months. The decrease is primarily due to a significant decline in corn and wheat exports in the third quarter, compared to record corn and wheat traffic for export markets a year ago.

Chemicals revenues were $287 million for the first nine months of 1996 compared with $269 million for the first nine months of 1995. The increase is due to continued strong petroleum products demand.

Consumer and Food Products revenues were $216 million for the 1996 first nine months compared with revenues of $231 million for the first nine months of 1995. The decrease was principally due to lower carloadings.

Metals revenues increased $23 million for the 1996 first nine months. This increase was due to higher volumes in 1996 compared to 1995.

EXPENSES

Total operating expenses for the first nine months of 1996 were $3,092 million compared with operating expenses of $3,339 million for the 1995 first nine
months.   Operating expenses for the nine months ended September 30, 1995 include a $148 million merger, severance and asset charge. The operating ratio was 78.7 percent for the first nine months of 1996 compared to an operating ratio of 79.3 percent for the 1995 first nine months excluding the merger, severance and asset charge.

Compensation and benefits expenses for the 1996 first nine months were $1,309 million, a $57 million decrease from expenses of $1,366 million for the 1995 first nine months. The decrease was due to lower costs due to a reduction in the number of salaried employees, partially offset by increased union employee expenses.

Purchased services expenses for the 1996 first nine months of $292 million were $71 million lower than expenses of $363 million for the first nine months of 1995 primarily reflecting lower intermodal-related expenses and operating synergies gained through the business combination.

Equipment rents expenses for the first nine months of 1996 of $366 million was $20 million higher than expenses of $346 million for the first nine months of 1995 primarily due to an increase in lease expense on freight cars.

Fuel expenses of $324 million for the first nine months of 1996 were $23 million higher than the $301 million fuel expenses for the first nine months of 1995 primarily due to an increase in the average price paid per gallon of diesel fuel, partially offset by a decrease in volume.

BNI's 17 percent ownership interest in SFP resulted in equity in earnings of SFP of $38 million for the 1996 first nine months compared to $17 million in 1995.

OTHER MATTERS

LABOR

Labor unions represent approximately 90 percent of BNRR employees under collective bargaining agreements with 13 different labor organizations. BNRR and other major railroads have been actively involved in industry-wide labor contract negotiations since late 1994. Through this process, wages, health and welfare benefits, work rules and other issues have now been negotiated for substantially all BNRR rail union-represented employees. BNRR remains in negotiations with employees represented by the American Train Dispatchers Department (ATDD) of the Brotherhood of Locomotive Engineers. The ATDD represents approximately 425 employees of BNRR.

The new collective bargaining agreements will remain in effect through at least December 31, 1999 and until new agreements are reached or the Railway Labor Act's procedures are exhausted. The new collective bargaining agreements include provisions for retroactive wage increases, signing bonuses and lump sum payments. Throughout the negotiation process, BNI has been providing reserves related to potential union agreements; therefore, payments related to the retroactive portion of these agreements did not have a material effect on BNI's 1996 results of operations.



UNION PACIFIC/SOUTHERN PACIFIC MERGER

The Surface Transportation Board (STB) approved the proposed common control and merger of rail carriers controlled by UP and SP in its written decision dated August 12, 1996. The transaction was consummated on September 12, 1996. As a condition of the merger, the STB imposed the provisions of the rights agreement among BNRR, ATSF and UP/SP which grants rights to BNRR and ATSF to more than 3,500 miles of track and will require the purchase by BNRR or ATSF from UP and SP of more than 335 miles of track for $150 million. BNRR acquired 28 miles of track in September 1996 for $20 million; the remaining $130 million of track is anticipated to be purchased in the fourth quarter of 1996. The STB decision provides BNRR and ATSF with greater access to Gulf Coast and West Coast markets. BNI is currently evaluating the STB decision and the impact of the UP/SP merger; presently, the ultimate effect of the UP/SP merger is not known.

                  BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                          PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

COAL TRANSPORTATION CONTRACT LITIGATION

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, and in its Reports on Form 10-Q for the quarters ended March 31 and June 30, 1996, concerning the action filed by Southwestern Electric Power Company ("SWEPCO") against Burlington Northern Railroad Company ("BNRR") in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the coal transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). BNRR had appealed the trial court's judgment (which approximated $74 million and contained other relief) to the Court of Appeals for the Sixth District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV), and SWEPCO had filed a notice of cross appeal. By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNRR. SWEPCO was assessed costs of appeal. SWEPCO has been denied two motions for rehearing before the Court of Appeals. On October 14, 1996, SWEPCO applied for discretionary review of the decision by the Texas Supreme Court.

CHERRYVILLE, MISSOURI INVESTIGATION

BNRR has been advised that it is a target of a Grand Jury investigation in the United States District Court for the Eastern District of Missouri with respect to former railcar cleaning activities conducted by independent contractors at Cherryville, Missouri. The proceeding relates to alleged violations of federal environmental protection statutes with respect to lead contamination at several sites in the Cherryville area. In addition, BNRR has received personal injury claims from certain individuals formerly residing at or near some of these sites. The Missouri Department of Natural Resources ("DNR") also is investigating the matter with respect to possible violations of state environmental protection laws and has indicated that it may seek a civil penalty from BNRR. BNRR and another potentially responsible party had previously prepared investigation and remediation plans in conjunction with the DNR. BNRR modified the plans and is expediting a response and implementing remediation with DNR approval. Based upon information currently available, BNI does not believe that this matter will have a material adverse effect on the financial condition or results of operations of BNI or BNRR.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BURLINGTON NORTHERN INC.
                           (Registrant)




                           By:  /s/ T. N. Hund
                                T. N. Hund
                                Vice President and Controller
                                (On behalf of the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
November 14, 1996

                  BURLINGTON NORTHERN INC. AND SUBSIDIARIES

                                EXHIBIT INDEX


Exhibit           Nature of Exhibit


 27              Financial Data Schedule.